Form 10QSB
period 2005-03-31
Petramerica Oil, Inc.
filed 2005-05-13
CIK 1309541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For  the quarterly period ended March 31, 2005

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                      For the transition period ended __________

                                              Commission file number:  000-51046


                              PETRAMERICA OIL, INC.
                              ---------------------
                 (Name of Small Business Issuer in its charter)


            Colorado                                             84-1039067
            --------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                         2560 W. Main Street, Suite 200
                            Littleton, Colorado 80120
                    (Address of principal executive offices)

                                 (303) 794-9450
                (Issuer's telephone number, including area code)

     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, No Par Value, 2,087,910 shares as of March 31, 2005.

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements



                              PETRAMERICA OIL, INC.
                          (a Development Stage Company)
                       See notes to financial statements.


                                 Balance Sheets
                                   (unaudited)


                                                              March 31,  December 31,
                                                               2005         2004
                                                             ---------    ---------

                                     Assets
Current assets
   Cash                                                      $     454    $  13,081
                                                             ---------    ---------

        Total current assets                                       454       13,081
                                                             ---------    ---------

Total assets                                                 $     454    $  13,081
                                                             =========    =========

                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable - trade                                  $     324    $      --
                                                             ---------    ---------
        Total current liabilities                                  324           --
                                                             ---------    ---------

Stockholders' equity
   Preferred stock, no par value, 2,000,000 shares
    authorized, none issued and outstanding                         --           --

   Common stock, no par value, 20,000,000 shares
    authorized, 2,087,910 shares issued and outstanding        104,396      104,396
   Additional paid-in capital                                  145,974      145,974
   Deficit accumulated during the development stage
                                                              (250,240)    (237,289)
                                                             ---------    ---------
        Total stockholders' equity
                                                                   130       13,081
                                                             ---------    ---------

Total liabilities and stockholders' equity                   $     454    $  13,081
                                                             =========    =========


                       See notes to financial statements



                              PETRAMERICA OIL, INC.
                          (a Development Stage Company)

                            Statements of Operations
                                   (unaudited)



                                                                               Period from
                                          For the Three     For the Three   September 22, 1986
                                          Months  Ended     Months Ended    (inception) through
                                             March 31,        March 31,         March 31,
                                             --------         ---------         --------
                                              2005              2004              2005
                                              ----              ----              ----

Revenues                                 $           --      $        --     $            --
                                         --------------      -----------     ---------------

Operating expenses


   General and administrative expenses           12,951            1,012             250,240
                                         --------------      -----------     ---------------
   Total operating expenses                      12,951            1,012             250,240
                                         --------------      -----------     ---------------


Net loss                                 $      (12,951)     $    (1,012)    $      (250,240)
                                         ==============      ===========     ===============




                       See notes to financial statements


                              PETRAMERICA OIL, INC.
                          (a Development Stage Company)

                            Statements of Cash Flows
                                   (unaudited)


                                                           For the Three Months Ended   Period from September 22,
                                                                     March 31,              1986 (inception)
                                                           ---------------------------         through
                                                                                               March 31,
                                                               2005           2004              2005
                                                           ------------   ------------  ------------------------
Cash flows from operating activities
   Net loss                                                $   (12,951)   $    (1,012)   $             (250,240)
   Adjustments to reconcile net loss to net cash used in
    operating activities
     Changes in assets and liabilities
       Accounts payable - trade                                    324             --                       324
                                                           -----------    -----------    ----------------------
        Net cash used in operating activities                  (12,627)        (1,012)                 (249,916)
                                                           -----------    -----------    ----------------------

Cash flows from financing activities
   Proceeds from issuance of common stock                           --             --                   190,370
   Cash received from stockholders                                  --             --                    60,000
                                                           -----------    -----------    ----------------------
        Net cash provided by financing activities                   --             --                   250,370
                                                           -----------    -----------    ----------------------

Net increase (decrease) increase in cash                       (12,627)        (1,012)                      454

Cash - beginning of period                                      13,081         11,704                        --
                                                           -----------    -----------    ----------------------

Cash - end of period                                       $       454    $    10,692    $                  454
                                                           ===========    ===========    ======================








                       See notes to financial statements

                              Petramerica Oil, Inc.
                          (A Development Stage Company)


                           March 31, 2005 (Unaudited)

Note 1- Unaudited Financial Statements
--------------------------------------

The balance sheets as of March 31, 2005, and December 31, 2004, the statements of operations and the statements of cash flows for the three month periods ended March 31, 2005 and 2004 have been prepared by Petramerica Oil, Inc.(Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2005 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the September 30, 2004 audited financial statements and the accompanying notes included in the Company's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission.


Note 2- Description of Business and Summary of Significant Accounting Policies
------------------------------------------------------------------------------

Petramerica Oil, Inc. (the Company) was incorporated in the State of Colorado on September 22, 1986. The Company was formed to pursue oil and gas activities in the Rocky Mountain region, but has been primarily involved in raising capital and has not conducted any significant operations since inception. The Company intends to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

The Company is a start-up company that has not had any significant revenue since inception. The Company realized a net loss of approximately $250,540 during the period from inception through March 31, 2005, and there is no assurance that the Company will generate revenue or earn profit in the future.

The Company has been economically dependent on its officers and directors to fund operations. In order to meet its liquidity needs during the next fiscal year, the Company will receive additional financing from its officers, directors and stockholders.

                              Petramerica Oil, Inc.
                          (A Development Stage Company)



Cash
----

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 3 - Going Concern
----------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principals in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has limited working capital and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependant upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

The Company has been economically dependant on its officers and directors to fund operations. In order to meet its liquidity needs during the next fiscal year, the Company will receive additional financing from its officers, directors and stockholders. Management believes that this plan provides an opportunity for the Company to continue as a going concern.


Note 4 - Stockholders' Equity
-----------------------------

During the period from September 22, 1986 (inception) through March 15, 1989, the Company issued an aggregate of 85,910,000 (pre-split) shares of the Company's common stock to investors for proceeds of $188,270, net of offering costs.

In January 1993, the stockholders of the Company approved a decrease in the number of authorized shares of common stock from 300,000,000 shares to 20,000,000 and approved a change in par value of the Company's common stock from $.00001 per share to $.05 per share. The stockholders also authorized the issuance of 2,000,000 shares of preferred stock with a $.10 par value. The stockholders also approved a 1,000-for-1 reverse stock split of existing outstanding common shares, resulting in 85,910 shares of the Company's common stock issued and outstanding after the split.

In October 1996, the Company issued an aggregate of 2,002,000 shares of the Company's common stock for proceeds of $2,100.

                              Petramerica Oil, Inc.
                          (A Development Stage Company)



On March 25, 2002, a director of the Company entered into a Stock Purchase Agreement (the Agreement) to sell 2,002,460 shares of the Company's common stock to new investors for consideration of $30,000, representing approximately 95.9% of the Company's outstanding common shares. In connection with the Agreement, the two existing directors of the Company resigned, and three new directors were appointed.

During 2002, the Company received an additional $30,000 of capital from existing stockholders. No shares were issued by the Company in connection with this funding, and the transactions have been recorded as a $30,000 increase to paid-in capital.

During 2002, the Company amended their articles of incorporation to change the par value of the common stock from $.05 to no par value and the par value of the preferred stock from $.10 to no par value. The accompanying financial statements reflect this change for all periods presented.

During 2004, the Company received an additional $30,000 of capital from existing stockholders. No shares were issued by the Company in connection with this funding and the transactions have been recorded as a $30,000 increase to paid in capital.

Item 2.       Management's Discussion and Analysis or Plan of Operation

Results of Operations
---------------------

Three Months Ended March 31, 2005 compared with Three Months Ended March 31,
2004

     No operating revenues were generated during the three months ended March 31, 2005 and March 31, 2004. Operating expenses increased by $11,939 to $12,951 for the three months ended March 31, 2005. The increased operating expenses resulted from additional professional fees paid in 2005 as compared with 2004 as the company was in the process of completing its NASD listing requirements. The Company's net loss increased to $12,951 for the three months ended March 31, 2005 compared to $1,012 for the three months ended March 31, 2004.

Liquidity and Capital Resources
-------------------------------

     As of March 31, 2005, the Company had working capital of $130, compared to working capital of $13,081 at December 21, 2004.

     The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from major shareholders.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibit 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          (b) Exhibit 32 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (c) During the three months covered by this report, the Company filed a report on March 28, 2005 on Form 8-K/A reporting a change in its Independent Auditors from Ehrhardt Keefe Steiner & Hottman, P.C. to Schumacher & Associates, Inc. effective March 16, 2005.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:    May 12, 2005                 PETRAMERICA OIL, INC.
                                          (Registrant)



                                      /s/ Earnest Mathis, Jr.
                                      -----------------------
                                      Earnest Mathis, Jr.
                                      Chief Executive Officer, President,
                                      Chief Financial Officer,
                                     (Principal Accounting Officer) and Director