Form 10QSB
period 2005-06-30
Petramerica Oil, Inc.
filed 2005-08-05
CIK 1309541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended June 30, 2005

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

                         2560 W. Main Street, Suite 200
                            Littleton, Colorado 80120
                            -------------------------
                    (Address of principal executive offices)

                                 (303) 794-9450
                                 --------------
                (Issuer's telephone number, including area code)

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

         Common Stock, $.001 Par Value, 2,087,910 shares as of June 30, 2005.

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements



                              PETRAMERICA OIL, INC.
                          (a Development Stage Company)
                                 Balance Sheets
                                   (unaudited)


                                                                June 30,   December 31,
                                                                  2005        2004
                                                               ---------    ---------

                                     Assets
Current assets
   Cash                                                        $   5,803    $  13,081
                                                               ---------    ---------

        Total current assets                                       5,803       13,081
                                                               ---------    ---------

Total assets                                                   $   5,803    $  13,081
                                                               =========    =========


                     Liabilities and Stockholders' (Deficit)

Current liabilities
   Accounts payable                                            $     887    $      --
   Note payable, related party                                     8,000           --
                                                               ---------    ---------
        Total current liabilities                                  8,887           --
                                                               ---------    ---------

Stockholders' (deficit)
   Preferred stock, no par value, 2,000,000 shares
    authorized, none issued and outstanding                           --           --

   Common stock, no par value, 20,000,000 shares
    authorized, 2,087,910 shares issued and outstanding          104,396      104,396
   Additional paid-in capital                                    145,974      145,974
   Deficit accumulated during the development stage             (253,454)    (237,289)
                                                               ---------    ---------
        Total stockholders' (deficit)                             (3,084)      13,081
                                                               ---------    ---------

Total liabilities and stockholders' (deficit)                  $   5,803    $  13,081
                                                               =========    =========




   The accompanying notes are an integral part of these financial statements.

                              PETRAMERICA OIL, INC.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)



                                                For the Three   For the Three
                                                Months Ended     Months Ended
                                                  June 30,         June 30,
                                                    2005             2004
                                                ------------    ------------


Revenues                                        $         --    $         --
                                                ------------    ------------

Operating expenses

   General and administrative expenses                 3,177           4,434
                                                ------------    ------------
        Total operating expenses                       3,177           4,434
                                                ------------    ------------

Other (expense)

    Interest (expense)                                   (37)             --
                                                ------------    ------------
Net (loss)                                      $     (3,214)   $     (4,434)
                                                ============    ============


Loss per share                                  $        Nil    $        Nil
                                                ============    ============


Weighted average number of shares outstanding      2,087,910       2,087,910
                                                ============    ============



   The accompanying notes are an integral part of these financial statements.



                              PETRAMERICA OIL, INC.
                          (a Development Stage Company)
                           Statements of Operations
                                   (unaudited)




                                                For the Six    For the Six       Period from
                                                Months Ended   Months Ended   September 22, 1986
                                                  June 30,       June 30,    (inception) through
                                                  --------       --------          June 30,
                                                    2005           2004              2005
                                                -----------    -----------    ----------------
Revenues                                        $        --    $        --    $             --
                                                -----------    -----------    ----------------

Operating expenses


   General and administrative expenses               16,128          5,446             253,417
                                                -----------    -----------    ----------------

        Total operating expenses                     16,128          5,446             253,417
                                                -----------    -----------    ----------------

Other (Expense)

    Interest (expense)                                  (37)            --                 (37)
                                                -----------    -----------    ----------------

Net loss                                        $   (16,165)   $    (5,446)   $       (253,454)
                                                ===========    ===========    ================

Loss per share                                  $      (.01)   $       Nil    $           (.12)
                                                ===========    ===========    ================



Weighted average number of shares outstanding     2,087,910      2,087,910           2,087,910
                                                ===========    ===========    ================


   The accompanying notes are an integral part of these financial statements.



                              PETRAMERICA OIL, INC.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)
                                                                                      Period from
                                                                                      September 22,
                                                          For the Six Months Ended   1986 (inception)
                                                                  June 30,              through
                                                          ------------------------      June 30,
                                                              2005         2004          2005
                                                           ---------    ----------   --------------

Cash flows from operating activities
   Net loss                                                $ (16,165)   $  (5,446)   $    (253,454)
   Adjustments to reconcile net loss to net cash used in
    operating activities
     Changes in assets and liabilities
       Accounts payable                                          887           --              887
                                                           ---------    ---------    -------------
        Net cash (used in) operating activities              (15,278)      (5,446)        (252,567)
                                                           ---------    ---------    -------------

Cash flows from financing activities
   Proceeds from issuance of common stock                         --           --          190,370
    Proceeds from note payable, related party                  8,000           --            8,000
   Cash received from stockholders                                --           --           60,000
                                                           ---------    ---------    -------------
        Net cash provided by financing activities                 --           --          258,370
                                                           ---------    ---------    -------------

Net increase (decrease) increase in cash                      (7,278)      (5,446)           5,803

Cash - beginning of period                                    13,081       11,704               --
                                                           ---------    ---------    -------------

Cash - end of period                                       $   5,803    $   6,258    $       5,803
                                                           =========    =========    =============

Cash paid for interest                                     $      --    $      --    $          --
                                                           =========    =========    =============

Cash paid for income taxes                                 $      --    $      --    $          --
                                                           =========    =========    =============


   The accompanying notes are an integral part of these financial statements.

                              PETRAMERICA OIL, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                            June 30, 2005 (Unaudited)



Note 1- Unaudited Financial Statements
--------------------------------------

The balance sheets as of June 30, 2005, and December 31, 2004, the statements of operations and the statements of cash flows for the three month and six month periods ended June 30, 2005 and 2004 have been prepared by Petramerica Oil, Inc.(Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2005 and for all periods presented, have been made.

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

The Company is a start-up company that has not had any significant revenue since inception. The Company realized a net loss of approximately $253,000 during the period from inception through June 30, 2005, and there is no assurance that the Company will generate revenue or earn profit in the future.

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

Note 3 - Going Concern
----------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principals in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has negative working capital and a stockholders' deficit and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

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

Note 5 - Note Payable, Related Party
------------------------------------

During May 2005, the Company borrowed $8,000 from a related party. The note is uncollateralized, bears interest at 5% per annum, and matures in May 2006.

Item 2.   Management's Discussion and Analysis or Plan of Operation

Results of Operations

Three Months Ended June 30, 2005 compared with Three Months Ended June 30, 2004

     No operating revenues were generated during the three months ended June 30, 2005 and June 30, 2004. Operating expenses decreased by $1,257 to $3,177 for the three months ended June 30, 2005. The decreased operating expenses resulted from decreased professional fees paid in 2005 as compared with 2004. The Company's net loss decreased to $3,214 for the three months ended June 30, 2005 compared to $4,434 for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 compared with Six Months Ended June 30, 2004

     No operating revenues were generated during the six months ended June 30, 2005 and June 30, 2004. Operating expenses increased by $10,682 to $16,128 for the six months ended June 30, 2005. The increased operating expenses resulted from decreased professional fees paid in 2005 as compared with 2004. The Company's net loss increased to $16,165 for the six months ended June 30, 2005 compared to $5,446 for the six months ended June 30, 2004.


Liquidity and Capital Resources

     As of June 30, 2005, the Company had a working capital deficit of $(3,084), compared to working capital of $13,081 at December 21, 2004.

     The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from major shareholders.

Item 3.   Controls and Procedures

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our officers and directors, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

     Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 5.       Other Information

         None

Item 6.       Exhibits and Reports on Form 8-K

         (a) Exhibit 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         (b) Exhibit 32 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (c) During the six months covered by this report, the Company filed a report on March 28, 2005 on Form 8-K/A reporting a change in its Independent Auditors from Ehrhardt Keefe Steiner & Hottman, P.C. to Schumacher & Associates, Inc. effective March 16, 2005.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:    August 4, 2005            PETRAMERICA OIL, INC.
                                       (Registrant)


                                   /s/ Earnest Mathis, Jr.
                                   -----------------------
                                   Earnest Mathis, Jr.
                                   Chief Executive Officer, President,
                                   Chief Financial Officer,
                                   (Principal Accounting Officer) and Director