Form 10QSB
period 2005-09-30
Petramerica Oil, Inc.
filed 2005-11-14
CIK 1309541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended September 30, 2005

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

     Common Stock, $.001 Par Value, 2,087,910 shares as of September 30, 2005.

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements




                              PETRAMERICA OIL, INC.
                          (a Development Stage Company)

                                 Balance Sheets
                                   (unaudited)

                                                                             September 30,   December 31,
                                                                                 2005           2004
                                                                             -------------   ------------
                                     Assets
Current assets
    Cash                                                                     $   2,221        $   13,081
                                                                             ---------        ----------


                          Total current assets                                   2,221            13,081
                                                                             ---------        ----------


Total assets                                                                 $   2,221        $   13,081
                                                                             ---------        ----------


                     Liabilities and Stockholders' (Deficit)

Current Liabilities
     Accounts payable                                                        $     138        $       --
     Note payable, related party                                                 8,000                --
                                                                             ---------        ----------

                           Total current liabilities                             8,138                --
                                                                             ---------        ----------

Stockholders' (deficit)
     Preferred stock, no par value, 2,000,000 shares                                --                --
        authorized, none issued and outstanding

     Common stock, no par value, 20,000,000 shares
        authorized, 2,087,910 shares issued and outstanding                    104,396           104,396
      Additional paid-in capital                                               145,974           145,974
      Deficit accumulated during the development stage                        (256,287)         (237,289)
                                                                             ---------        ----------

                            Total stockholders' (deficit)                       (5,917)           13,081
                                                                             ---------        ----------


Total liabilities and stockholders' (deficit)                                $   2,221        $   13,081
                                                                             ---------        ----------



   The accompanying notes are an integral part of these financial statements.

                             PETRAMERICA OIL, INC.
                         (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                               Nine Months    Nine Months        Period from
                                                  ended          ended        September 22, 1986
                                               September 30,  September 30,   (inception) through
                                                  2005           2004         September 30, 2005
                                                -----------    -----------    ------------------
Revenues

Operating Expenses
   Gen & Administrative                         $    18,860    $     8,442    $        256,149
                                                -----------    -----------    ----------------


   Total Operating Expenses                          18,860          8,442             256,149

Other (Expense)
   Interest (Expense)                                  (138)             0                (138)
                                                -----------    -----------    ----------------


Net Loss                                        $   (18,998)   $    (8,442)   $       (256,287)
                                                ===========    ===========    ================


Loss per Share                                  $     (0.01)           Nil    $          (0.12)
                                                ===========    ===========    ================



Weighted Average Number of Shares Outstanding     2,087,910      2,087,910           2,087,910
                                                ===========    ===========    ================



   The accompanying notes are an integral part of these financial statements.

                              PETRAMERICA OIL, INC.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)


                                                      Three Months  Three Months
                                                      ended         ended
                                                      September     Setpember
                                                      30, 2005      30, 2004
                                                      --------------------------
Revenues


Operating Expenses
   Gen & Administrative                              $     2,732    $     4,008
                                                     -----------    -----------

   Total Operating Expenses                                2,732          4,008

Other (Expense)
   Interest (Expense)                                       (101)            --
                                                     -----------    -----------


Net Loss                                             $    (2,833)   $    (4,008)
                                                     ===========    ===========


Loss per Share                                               Nil            Nil
                                                     ===========    ===========



Weighted Average Number of Shares Outstanding          2,087,910      2,087,910
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                       PETRAMERICA OIL, INC.
                   (a Development Stage Company)
                      Statements of Cash Flows
                            (unaudited)
                                                                                           Period from
                                                                                           September 22,
                                                               For the Nine Months Ended  1986 (inception)
                                                                   September 30, 2005         through
                                                                -----------------------     September 30,
                                                                   2005          2004           2005
                                                                ----------   ----------      -----------
Cash flows from operating activities
     Net (loss)                                                 $ (18,998)   $  (8,442)       $(256,287)
     Adjustments to reconcile net loss to net cash used in
        operating activities
          Changes in assets and liabilities
               Accounts payable                                       138        1,704              138
                                                                ---------    ---------        ---------


                  Net cash (used in) operating activities         (18,860)      (6,738)        (256,149)
                                                                ---------    ---------        ---------


Cash flows from financing activities
      Proceeds from issuance of common stock                           --           --          190,370
        Proceeds from note payable, related party                   8,000           --            8,000
      Cash received from stockholders                                  --           --           60,000
                                                                ---------    ---------        ---------

                    Net cash provided by financing activities       8,000           --          258,370
                                                                ---------    ---------        ---------


Net increase (decrease) in cash                                   (10,860)      (6,738)           2,221

Cash - beginning of period                                         13,081       11,704               --
                                                                ---------    ---------        ---------

Cash - end of period                                            $   2,221    $   4,966        $   2,221
                                                                =========    =========        =========

Cash paid for interest                                          $      --    $      --        $      --
                                                                =========    =========        =========

Cash paid for income taxes                                      $      --    $      --        $      --
                                                                =========    =========        =========


   The accompanying notes are an integral part of these financial statements.

                              PETRAMERICA OIL, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                            September 30, 2005 (Unaudited)



Note 1- Unaudited Financial Statements
--------------------------------------

The balance sheets as of September 30, 2005, and December 31, 2004, and the statements of operations and the statements of cash flows for the three and nine month periods ended September 30, 2005 and 2004 have been prepared by Petramerica Oil, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2005 and for all periods presented, have been made.

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

The Company is a start-up company that has not had any significant revenue since inception. The Company realized a net loss of approximately $ 256,287 during the period from inception through September 30, 2005, and there is no assurance that the Company will generate revenue or earn profit in the future.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation

Results of Operations

Three Months Ended September 30, 2005 compared with Three Months Ended September 30, 2004

     No operating revenues were generated during the three months ended September 30, 2005 and September 30, 2004. Operating expenses decreased by $ 1,276 to $ 2,732 for the three months ended September 30, 2005. The decreased operating expenses resulted principally from decreased professional fees paid in 2005 as compared with 2004. The Company's net loss decreased to $ 2,833 for the three months ended September 30, 2005 compared to a net loss of $4,008 for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 compared with nine Months Ended September 30, 2004

     No operating revenues were generated during the nine months ended September 30, 2005 and September 30, 2004. Operating expenses increased by $ 10,418 to $ 18,860 for the nine months ended September 30, 2005. The increased operating expenses resulted principally from additional professional fees paid in 2005 as compared with 2004. The Company's net loss increased to $ 18,998 for the nine months ended September 30, 2005 compared to a net loss of $8,442 for the nine months ended September 30, 2004.

Liquidity and Capital Resources

     As of September 30, 2005, the Company had a working capital deficit of ($5,917), compared to working capital of $13,081 at December 21, 2004.

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


Date:   November 14, 2005          PETRAMERICA OIL, INC.
                                       (Registrant)


                                   /s/ Earnest Mathis, Jr.
                                   -----------------------
                                   Chief Executive Officer, President,
                                   Chief Financial Officer,
                                   (Principal Accounting Officer) and Director