Form 10KSB
period 2005-12-31
Petramerica Oil, Inc.
filed 2006-03-29
CIK 1309541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2005


                              PETRAMERICA OIL, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                          84-1039067
           ---------                                          ----------
     (State of Incorporation)                         (I.R.S. Employer I.D. No.)


            2560 W. Main Street, Suite 200, Littleton, Colorado 80120
           ----------------------------------------------------------
           (Address of principal executive offices including zip code)


       Registrant's telephone number, including area code: (303) 794-9450

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12 (g) of the Exchange Act:

                           No Par Value Common Stock
                           -------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]   No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Indicate by a check mark whether the Registrant is an accelerated filer.
                                                                Yes [ ]  No [X]

     The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant, computed by reference to the closing sale price of such common equity as quoted on the Over-the-Counter Electronic Bulletin Board of $.005 per share as of March 3, 2006 was $460.

     The Registrant had 2,087,910 shares of common stock outstanding as of March 3, 2006.

     The Registrant's revenues for the fiscal year ended December 31, 2005, were none.

     Documents incorporated by reference: None

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

     (a)  Business Development.

     Petramerica Oil, Inc. was organized under the laws of the State of Colorado on September 22, 1986 for the purpose of pursuing oil and gas activities in the Rocky Mountain region of the United States. Since inception, Petramerica has been primarily involved in raising capital and has not conducted any significant operations. Petramerica intends to evaluate, structure and complete a merger with, or acquisition of, one or a small number of private companies, partnerships or sole proprietorships. Petramerica may seek to acquire a controlling interest in one or more private companies in contemplation of later completing an acquisition. Petramerica has had no material operations in the past three years.

     Petramerica believes that there is a demand by non-public corporations for shell corporations that have a public distribution of securities, such as Petramerica. Petramerica believes that demand for shell corporations has increased dramatically since the Securities and Exchange Commission, or the SEC, imposed additional requirements upon "blank check" companies pursuant to Reg. 419 of the Securities Act of 1933, as amended. According to the SEC, Rule 419 was designed to strengthen regulation of securities offerings by blank check companies, which Congress has found to have been a common vehicle for fraud and manipulation in the penny stock market. See Securities Act Releases No. 6891 (April 17, 1991), 48 SEC Docket 1131 and No. 6932 (April 13, 1992) 51 Docket
0382, SEC Docket 0382. The foregoing regulation has substantially decreased the number of "blank check" offerings filed with the SEC, and as a result has stimulated an increased demand for shell corporations. While Petramerica has made the foregoing assumption, there is no assurance that the same is accurate or correct and, accordingly, no assurance that Petramerica will merge with or acquire an existing private entity.

     Petramerica's common stock is listed for trading on the Over The Counter Bulletin Board under the symbol PAOI. As of the date hereof, there is no bid or offer posted and the common stock has not traded in the last two years.

     (b)  General.

     Petramerica proposes to seek, investigate and, if warranted, acquire an interest in one or more business opportunity ventures. As of the date hereof, Petramerica has no business opportunities or ventures under contemplation for acquisition or merger but proposes to investigate potential opportunities with investors or entrepreneurs with a concept which has not yet been placed in operation, or with firms which are developing companies. Petramerica may seek established businesses which may be experiencing financial or operational difficulties and are in need of the limited additional capital Petramerica could provide. After Petramerica has conducted a merger or acquisition, the surviving entity will be Petramerica, however, management from the acquired entity will in all likelihood be retained to operate Petramerica. Due to the absence of capital available for investment by Petramerica, the types of business seeking to be acquired by Petramerica will invariably be small and high risk types of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its common stock.

     Petramerica does not propose to restrict its search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of its limited resources.

     It is anticipated that business opportunities will be available to Petramerica and sought by Petramerica from various sources throughout the United States, including its officers and directors, professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures will become available to it due to a number of factors, including, among others: (1) management's willingness to enter into unproven, speculative ventures; (2) management's contacts and acquaintances; and
(3) Petramerica's flexibility with respect to the manner in which it may structure potential financing, mergers or acquisitions. However, there is no assurance that Petramerica will be able to structure, finance, merge with or acquire any business opportunity or venture.

     (c)  Operation of Petramerica.

     Petramerica intends to search throughout the United States for a merger or acquisition candidate, however, because of its lack of capital, Petramerica believes that the merger or acquisition candidate will be conducting business within a limited geographical area. Petramerica intends to maintain its corporate headquarters and principal place of business at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120. All corporate records will be maintained at said office, and it is anticipated that all shareholders' meetings will take place in Colorado. In the event that a merger or acquisition of Petramerica takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained at Littleton, Colorado, or that shareholders' meetings will be held in Colorado.

     Petramerica's executive officers will seek acquisition/merger candidates or orally contact individuals or broker dealers and advise them of the availability of Petramerica as an acquisition candidate. Petramerica's executive officers will review material furnished to them by the proposed merger or acquisition candidates and will ultimately decide if a merger or acquisition is in the best interests of Petramerica and its shareholders.

     Petramerica may employ outside consultants until a merger or acquisition candidate has been targeted by Petramerica, however, management believes that it is impossible to consider the criteria that will be used to hire such consultants. While Petramerica may hire independent consultants, it has not considered any criteria regarding their experience, the services to be provided, or the term of service. As of the date hereof, Petramerica has not had any discussions with any consultants and there are no agreements or understandings with any consultants. Other than as disclosed herein, there are no other plans for accomplishing the business purpose of Petramerica.

     (d)  Selection of Opportunities.

     The analysis of new business opportunities will be undertaken by or under the supervision of Petramerica's executive officers and directors who are not professional business analysts and have had little previous training or experience in business analysis. Inasmuch as Petramerica will have no funds available to it in its search for business opportunities and ventures, Petramerica will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. Petramerica will, however, investigate, to the extent believed reasonable by its management, such potential business opportunities or ventures.

     As part of Petramerica's investigation, representatives of Petramerica will meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of Petramerica's limited financial resources and management and technical expertise.

     Prior to making a decision to recommend to shareholders participation in a business opportunity or venture, Petramerica will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history, management resumes, financial information, available projections with related assumptions upon which they are based, evidence of existing patents, trademarks or service marks or rights thereto, current and proposed forms of compensation to management, a description of transactions between the prospective entity and its affiliates during relevant periods, a description of current and required facilities, an analysis of risks and competitive conditions, and other information deemed relevant.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. Petramerica's executive officers anticipate funding Petramerica's operations, including providing funds necessary to search for acquisition candidates, until an acquisition candidate is found, without regard to the amount involved. Accordingly, no alternative cash resources have been explored.

     Petramerica will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, Petramerica will consider the following kinds of factors:

     o Potential for growth, indicated by new technology, anticipated market expansion or new products;
     o Competitive position as compared to other firms engaged in similar activities;
     o    Strength of management;
     o Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and
     o    Other relevant factors.

     Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to Petramerica's limited capital available for investigation and management's limited experience in business analysis, Petramerica may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     Petramerica is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. Petramerica does not plan to raise any capital at the present time, by private placements, public offerings, pursuant to Regulation S promulgated under the Securities Act, or by any means whatsoever. Further, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the identification of an acquisition or merger candidate.

     (e)  Form of Merger or Acquisition.

     The manner in which Petramerica participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of Petramerica and the merger or acquisition candidate, and the relative negotiating strength of Petramerica and such merger or acquisition candidate. The exact form or structure of Petramerica's participation in a business opportunity or venture will be dependent upon the needs of the particular situation. Petramerica's participation may be structured as an asset purchase, a lease, a license, a joint venture, a partnership, a merger or an acquisition of securities.

     As set forth above, Petramerica may acquire its participation in a business opportunity through the issuance of common stock or other securities in Petramerica. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1954, as amended, may depend upon the issuance to the shareholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain 20% or less of the total issued and outstanding common stock. If such a transaction were available to Petramerica, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of common stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of Petramerica prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of the proposed new tax laws. It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial and other business advisors.

     The present management and shareholders of Petramerica will in all likelihood not have control of a majority of the voting shares of Petramerica following a reorganization transaction. In fact, it is probable that the shareholders of the acquired entity will gain control of Petramerica. The terms of sale of the shares presently held by management of Petramerica may not be afforded to other shareholders of Petramerica. As part of any transaction, Petramerica's directors may resign and new directors may be appointed without any vote by the shareholders.

     Petramerica has an unwritten policy that it will not acquire or merge with a business or company in which Petramerica's management or their affiliates or associates directly or indirectly have an ownership interest. Management is not aware of any circumstances under which the foregoing policy will be changed and management, through their own initiative, will not change said policy.

     Pursuant to regulations promulgated under the Securities Exchange Act of 1934, as amended, Petramerica will be required to obtain and file with the SEC audited financial statements of an acquisition candidate not later than 60 days from the date the Form 8-K is due at the SEC disclosing the merger or acquisition.

     (f)  Rights of Dissenting Shareholders.

     Under the Colorado Business Corporation Act, a business combination typically requires the approval of a majority of the outstanding shares of both participating companies. Shareholders who vote against any business combination in certain instances may be entitled to dissent and to obtain payment for their shares pursuant to Sections 7-113-102 and 7-113-103 of the Colorado Business Corporation Act. The requirement of approval of Petramerica's shareholders in any business combination is limited to those transactions identified as a merger or a consolidation. A business combination identified as a share exchange under which Petramerica would be the survivor does not require the approval of Petramerica's shareholders, nor does it entitle shareholders to dissent and obtain payment for their shares. Accordingly, unless the acquisition is a statutory merger, requiring shareholder approval, Petramerica will not provide shareholders with a disclosure document containing audited or unaudited financial statements, prior to such acquisition.

     Prior to any business combination for which shareholder approval is required, Petramerica intends to provide its shareholders complete disclosure documentation concerning the business opportunity or target company and its business. Such disclosure will in all likelihood be in the form of a proxy statement which will be distributed to shareholders at least 20 days prior to any shareholder meeting.

     None of Petramerica's officers, directors, promoters, their affiliates or associates have had any preliminary contact or discussions with, and there are no present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction contemplated in this Form 10-KSB.

     (g)  Not an "Investment Adviser."

     Petramerica is not an "investment adviser" under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, Petramerica will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of
Section 2(a)(11) of the Investment Advisers Act (15 U.S.C. 80b2(a)(11)).

     (h)  Not an "Investment Company."

     Petramerica may become involved in a business opportunity through purchasing or exchanging the securities of such business. Petramerica does not intend, however, to engage primarily in such activities and is not registered as an "investment company" under the Federal Investment Company Act of 1940. Petramerica believes such registration is not required.

     Petramerica must conduct its activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act, which classification would affect Petramerica adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries",) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). Petramerica intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of "investment company." Petramerica proposes to engage solely in seeking an interest in one or more business opportunities or ventures.

     Effective January 14, 1981, the SEC adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of Section 3(a)(1) cited above if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other than that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by Petramerica's business activities and appropriate resolution of Petramerica's Board of Directors duly adopted and duly recorded in the minute book of Petramerica. The Rule 3a-2 "safe harbor" may not be relied on more than one single time.

     (i)  Petramerica's Office.

     Petramerica's office is located at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120, and its telephone number is (303) 794-9450. Petramerica's office is located in the office of Earnest Mathis, Jr., Petramerica's Chief Executive Officer, Chief Financial Officer and a Director. Petramerica's office will remain at Mr. Mathis's office until an acquisition has been concluded. There are no written documents memorializing the foregoing. Petramerica is not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

     There are no agreements or understandings with respect to the office facility subsequent to the completion of an acquisition. Upon a merger or acquisition, Petramerica intends to relocate its office to that of the acquisition candidate.

     (j)  Employees.

     Petramerica has no salaried employees and none of its officers, directors or principal stockholders will receive any compensation for any assistance they may provide Petramerica. Management of Petramerica expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities.

     The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business opportunity.

     (k)  Reports to Security Holders.

     Petramerica is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-KSB, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials Petramerica files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 2.  DESCRIPTION OF PROPERTY

     Petramerica is provided rent-free office space by an officer and director of Petramerica at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120. Petramerica is not responsible for reimbursement of out-of-pocket office expenses such as telephone, postage or supplies.

     Petramerica owns no property.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  Market Information; Re-sale.

     Petramerica's common stock is listed for trading on the Over The Counter Bulletin Board but has not traded for at least two years from the date hereof. Approximately 2,087,910 unregistered shares of common stock were issued by Petramerica when it had no significant operations. In the view of the Securities and Exchange Commission, such shares are not eligible for sale under the provisions of Rule 144 and therefore may not be re-sold into the public market until registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended.

     (b)  Holders.

     As of February 28, 2006, a total of 2,087,910 shares of Petramerica's common stock were outstanding and there were 109 holders of record of Petramerica's common stock.

     (c)  Dividend Policy.

     Petramerica has not paid any dividends since it is inception. Petramerica currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

For the Year Ended December 31, 2005 compared with Period Ended December 31,
2004

     No operating revenues were generated during the year ended December 31, 2005 and December 31, 2004. Operating expenses decreased by $7,167 to $21,456 for the year ended December 31, 2005. The decreased operating expenses resulted principally from decreased professional fees paid in 2005 as compared with 2004. The Company's net loss decreased to $ 21,695 for the year ended December 31, 2005 compared to a net loss of $28,623 for the year ended December 31, 2004.

     The Company intends to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

Liquidity and Capital Resources
-------------------------------

     As of December 31, 2005, the Company had a working capital deficit of ($8,614), compared to working capital of $13,081 at December 21, 2004.

     The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from major shareholders.

ITEM 7.       FINANCIAL STATEMENTS




                              PETRAMERICA OIL, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                      with

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


                                December 31, 2005


                                                                       Page

  Report of Independent Registered Public Accounting Firm               F-1

  Financial Statements:

       Balance Sheets                                                   F-2

       Statements of Operations                                         F-3

       Statement of Stockholders' Equity (Deficit)                      F-4

       Statements of Cash Flows                                         F-5

       Notes to Financial Statements                                 F-6 to F-10

             Report of Independent Registered Public Accounting Firm


Board of Directors
Petramerica Oil, Inc.

We have audited the accompanying balance sheet of Petramerica Oil, Inc. (a development stage company), as of December 31, 2005, and the related statements of operations, stockholders' equity (deficit), and cash flows for the two years ended December 31, 2005 and 2004, and for the period from March 25, 2002 (date of new development stage) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petramerica Oil, Inc. as of December 31, 2005, and the results of its operations and cash flows for the two years ended December 31, 2005 and 2004, and for the period from March 25, 2002 (date of new development stage) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has negative working capital and a stockholders' deficit and no active business operations which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ SCHUMACHER & ASSOCIATES, INC.
---------------------------------
SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
March 8, 2006


                              PETRAMERICA OIL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                           December 31,
                                                                     ----------------------
                                                                        2005         2004
                                                                     ---------    ---------
                                     ASSETS
CURRENT ASSETS
    Cash                                                             $     229    $  13,081
                                                                     ---------    ---------
Total Current Assets                                                       229       13,081

               Total Assets                                          $     229    $  13,081
                                                                     =========    =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
     Accounts payable                                                $     604    $      --
     Accrued interest payable                                              239           --
     Loans payable, related parties                                      8,000           --
                                                                     ---------    ---------

               Total current liabilities                                 8,843           --
                                                                     ---------    ---------

Commitments and contingencies (Notes 1, 2, 5, 6 and 7)

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, no par value.  Authorized 2,000,000 shares;           --           --
       none issued and outstanding
     Common stock, no par value. Authorized 20,000,000 shares;
        issued and outstanding 2,087,910 shares                        250,370      250,370
      Accumulated deficit during development stage                     (64,293)     (42,598)
      Accumulated deficit                                             (194,691)    (194,691)
                                                                     ---------    ---------

               Total Stockholders' Equity (Deficit)                     (8,614)      13,081
                                                                     ---------    ---------


     Total Liabilities and Stockholders' Equity (Deficit)            $     229    $  13,081
                                                                     =========    =========


   The accompanying notes are an integral part of these financial statements.

                              PETRAMERICA OIL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                          Period from March 25,
                                                                                          2002 (date of new
                                                For the Year Ended   For the Year Ended   development stage) to
                                                December 31, 2005    December 31, 2004    December 31, 2005
                                                -----------------    -----------------    ---------------------
Revenues                                        $              --    $              --    $                  --


Operating Expenses
   Audit and accounting fees                                3,700               13,500                   24,236
   Legal fees                                              11,706               11,730                   25,354
   Shareholder expenses                                     5,815                3,349                   14,132
   Other general & administrative expenses                    235                   44                      332
                                                -----------------    -----------------    ---------------------

   Total Operating Expenses                                21,456               28,623                   64,054

Other (Expense)
   Interest (Expense)                                        (239)                  --                     (239)
                                                -----------------    -----------------    ---------------------

NET (LOSS)                                      $         (21,695)   $         (28,623)   $             (64,293)
                                                =================    =================    =====================

Loss per Share                                  $           (0.01)   $           (0.01)   $               (0.03)
                                                =================    =================    =====================


Weighted Average Number of Shares Outstanding           2,087,910            2,087,910                2,087,910
                                                =================    =================    =====================


   The accompanying notes are an integral part of these financial statements.


                              PETRAMERICA OIL, INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   For the Period from March 25, 2002 (date of
                new development stage) through December 31, 2005

                                                                                           Accumulated
                                                                                            (deficit)     Total
                                  Preferred Stock          Common Stock                      during     Stockholders'
                             -----------------------   ---------------------  Accumulated  Development    Equity
                               Shares       Amount      Shares       Amount    (deficit)      Stage      (Deficit)
                             ---------   -----------   ---------   ---------   ---------   -----------  ------------
Balance, March 25, 2002             --   $        --   2,087,910   $ 190,370   $(194,691)   $      --    $  (4,321)

Capital contributions               --            --          --      30,000          --           --       30,000
Net loss                            --            --          --          --          --       (6,709)      (6,709)
                             ---------   -----------   ---------   ---------   ---------    ---------    ---------

Balance, December 31, 2002          --            --   2,087,910     220,370    (194,691)      (6,709)      18,970

Net loss                            --            --          --          --          --       (7,266)      (7,266)
                             ---------   -----------   ---------   ---------   ---------    ---------    ---------

Balance, December 31, 2003          --            --   2,087,910     220,370    (194,691)     (13,975)      11,704

Capital contributions               --            --          --      30,000          --           --       30,000
Net loss                            --            --          --          --          --      (28,623)     (28,623)
                             ---------   -----------   ---------   ---------   ---------    ---------    ---------

Balance, December 31, 2004          --            --   2,087,910     250,370    (194,691)     (42,598)      13,081

Net loss                            --            --          --          --          --      (21,695)     (21,695)
                             ---------   -----------   ---------   ---------   ---------    ---------    ---------

Balance, December 31, 2005          --   $        --   2,087,910   $ 250,370   $(194,691)   $ (64,293)   $  (8,614)
                             =========   ===========   =========   =========   =========    =========    =========




   The accompanying notes are an integral part of these financial statements.


                              PETRAMERICA OIL, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                                                                                          Period from March 25,
                                                                                                          2002 (date of new
                                                                For the Year Ended   For the Year Ended   development stage) to
                                                                December 31, 2005    December 31, 2004    December 31, 2005
                                                                -----------------    -----------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                 $         (21,695)   $         (28,623)   $            (64,293)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
      Changes in operating assets and liabilities:
               Accounts payable and accrued liabilities                       843                   --                  (3,478)
                                                                -----------------    -----------------    --------------------

                  Net cash (used in) operating activities                 (20,852)             (28,623)                (67,771)
                                                                -----------------    -----------------    --------------------


CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from loans payable, related parties                          8,000                   --                   8,000
      Paid-in-Capital                                                          --               30,000                  60,000
                                                                -----------------    -----------------    --------------------

                    Net cash provided by financing activities               8,000               30,000                  68,000
                                                                -----------------    -----------------    --------------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (12,852)               1,377                     229
                                                                -----------------    -----------------    --------------------


Cash and cash equivalents at beginning of period                $          13,081    $          11,704    $                 --
                                                                -----------------    -----------------    --------------------

Cash and cash equivalents at end of period                      $             229    $          13,081    $                229
                                                                -----------------    -----------------    --------------------



Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest                                                        $              --    $              --    $                 --
                                                                -----------------    -----------------    --------------------
Income taxes                                                    $              --    $              --    $                 --
                                                                -----------------    -----------------    --------------------



   The accompanying notes are an integral part of these financial statements.

                              PETRAMERICA OIL, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


Note 1- Summary of Accounting Policies, and Nature of Operations
        --------------------------------------------------------

This summary of significant accounting policies of Petramerica Oil, Inc. (Company), a "Development Stage Enterprise", is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

Nature of Operations
--------------------

Petramerica Oil, Inc. (the Company) was incorporated in the State of Colorado on September 22, 1986. The Company was formed to pursue oil and gas activities in the Rocky Mountain region, but has been primarily involved in raising capital and has not conducted any significant operations since inception.

Effective March 25, 2002 (date of new development stage), the Company commenced activities to become current in reporting with the SEC with the intention to become a publicly trading company. The Company intends to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

Development Stage Activities
----------------------------

The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company's business plan is to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

Based upon the Company's business plan, it is a development stage enterprise. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

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

Income Taxes
------------

The Company has adopted the Statement of Financial Accounting Standards No. 109
- "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share
--------------------------------

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2005, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Estimated Fair Value of Financial Instruments
---------------------------------------------

The carrying value of the Company's financial instruments, consisting of accounts payable, accrued liabilities and notes payable approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Revenue Recognition
-------------------

The Company has had no revenues since its new development stage. It is the Company's policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

Concentrations
--------------

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2005 and 2004, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Recent Accounting Pronouncements
--------------------------------

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company was required to continue to apply FIN 46 through April 30, 2004. The Company was required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46-R on May 1, 2004. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R), Shareholder Based Payments, that, upon implementation, will impact the Company's net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows. FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. Consistent with provisions of the new standard, the Company adopted FAS 123(R) in the third quarter of 2005, and to implement it on a prospective basis.

There were various other accounting standards and interpretations issued during 2005 and 2004, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

Other
-----

The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.

Note 2 - Going Concern
         -------------

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

Note 3 - Stockholders' Equity (Deficit)
         -----------------------------

The Company's articles of incorporation, as amended, authorize the issuance of 2,000,000 shares of no par value preferred stock and vests the Board of Directors with the authority to divide the class of preferred shares into series and to fix and determine the relative rights and preferences of the shares of any such series at a future date. As of December 31, 2005, there were no preferred shares issued and outstanding.

The Company's articles of incorporation, as amended, authorize the issuance of 20,000,000 shares of no par value common stock. During the period from September 22, 1986 (inception) through December 31, 2003, the Company issued an aggregate of 85,910,000 (pre-split) shares of the Company's common stock to investors for proceeds of $190,370, net of offering costs.

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

During 2002, the Company received 30,000 of capital from existing stockholders. No shares were issued by the Company in connection with this funding and the transactions have been recorded as a $30,000 increase to paid-in capital.

During 2002, the Company amended its articles of incorporation to change the par value of the common stock from $0.05 to no par value and the par value of the preferred stock from $0.10 to no par value. The accompanying financial statements reflect this change for all periods presented.

During 2004, the Company received an additional $30,000 of capital from existing stockholders. No shares were issued by the Company in connection with this funding and the transactions have been recorded as a $30,000 increase to paid-in capital.

Note 4 - Related Party Transactions
         --------------------------

In addition to other related party transactions disclosed, the Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

Note 5 - Loans Payable, Related Parties
         ------------------------------
                                                            December 31,
                                                     ------------------------
                                                        2005          2004
                                                     ----------    ----------
Loans payable to related parties, interest             $ 8,000      $      -
at the annual rate of 5%. The loans are
uncollateralized and mature May 27, 2006.


Note 6 - Income Taxes
         ------------

The Company has an estimated net operating loss carry forward of approximately $64,300 and $42,600 at December 31, 2005 and 2004, respectively, to offset future taxable income. The net operating loss carry forward if not used, will expire in various years through 2025. The net operating loss of approximately $195,000 from the period prior to the new development stage is severely restricted as per the Internal Revenue Code due to the change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                                  Estimated Tax                   Change in
                      Estimated NOL      NOL       Benefit from      Valuation    Valuation    Net Tax
   Period Ending      Carry-forward    Expires         NOL           Allowance    Allowance    Benefit
 -----------------    -------------    -------    -------------      ---------    ---------    -------
 December 31, 2005        64,300        2025         11,900          (11,900)      (4,000)        --

 December 31, 2004        42,600        2024          7,900           (7,900)      (5,300)        --

     Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

     Income tax benefit at statutory rate resulting from net operating
     loss carry forward                                                    (15%)
     State tax benefit, net of federal benefit                            (3.5%)
     Deferred income tax valuation allowance                              18.5%
                                                                        --------
     Actual tax rate                                                         0%
                                                                        ========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.  CONTROLS AND PROCEDURES

Introduction
------------

     "Disclosure Controls and Procedures" are defined in Exchange Act Rules 13a -15(e) and 15d -15 (e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified by the SEC's rules and forms. Disclosure Controls and Procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

     "Internal Control Over Financial Reporting" is defined in Exchange Act Rules 13a -15(f) and 15d - 5(f) as a process designed by, or under the supervision of, an issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by an issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that
(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of an issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material adverse effect on the financial statements.

     The Company has endeavored to design its Disclosure Controls and Procedures and Internal Controls Over Financial Reporting to provide reasonable assurances that their objectives will be met. All control systems are subject to inherent limitations, such as resource constraints, the possibility of human error, lack of knowledge or awareness, and the possibility of intentional circumvention of these controls. Furthermore, the design of any control system is based, in part, upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect. As a result, no assurances can be made that the Company's control system will detect every error or instance of fraudulent conduct, which could have a material adverse impact on the Company's results of operations or financial condition.

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its Disclosure Controls and Procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared, and that the Company's Disclosure Controls and Procedures were effective. There were no changes to the Company's Internal Controls Over Financial Reporting during the year ended December 31, 2005 that has materially affected or is reasonably likely to materially affect the Company's Internal Controls Over Financial Reporting.

ITEM 8B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors
----------------------

     The name, age and position of each of the Company's executive officers and directors are set forth below:

                                                                     Officer/
        Name          Age   Position                              Director Since
-------------------   ---   ----------------------------------    --------------

Earnest Mathis, Jr.   46    Chief Executive Officer,                   2002
                            Chief Financial Officer, Secretary
                            and Director

D. Rick Hayes         50    Director                                   2002

     Directors hold office for a period of one year from their election at the annual meeting of stockholders or until their successors are duly elected and qualified. Officers of the Company are elected by, and serve at the discretion of, the Board of Directors. Board members do not receive any compensation for time expended on behalf of the Company including attendance at Board meetings.

Background
----------

     The following is a summary of the business experience, for at least the last five years, of each executive officer and director of the Company:

Earnest Mathis, Jr. - Chief Executive Officer, Chief Financial Officer,
                      Secretary and Director

     From April 2002 to the present, Mr. Mathis has been Petramerica's Chief Executive Officer, Chief Financial Officer, Secretary and a member of the Board of Directors. From March 2, 2005, Mr. Mathis has been CEO and Chairman of the Board of VitaCube Systems Holdings, Inc. (AMEX PRH), a provider of nutritional foods and beverages designed to help enhance physical health and overall performance. From December 2005 to the present, Mr. Mathis has been President of Xedar Corporation, a shell corporation listed on the OTC Pink Sheets. From February 2001 to December 2002, Mr. Mathis was the President, Chief Financial Officer and a member of the Board of Directors of Care Concepts, Inc., a publicly-held shell corporation. From January 1999 to January 2002, Mr. Mathis was Chief Executive Officer and Chief Financial Officer of Milestone Capital, Inc. and served as the company's sole Director. Milestone was a publicly-held shell corporation. In January 2002, Milestone acquired Elite Agents, Inc. in a stock for stock transaction and Mr. Mathis resigned as an officer and director at that time. From January 1987 to the present, Mr. Mathis has been President and a member of the Board of Directors of Inverness Investments, a privately-held financial consulting company in Denver, Colorado. From February 1998 to the present, Mr. Mathis has served as Manager of Amerigolf, LLC, a golf course development company. From January 1997 to December 2005, Mr. Mathis served as President of Integrated Medical Services, Inc. (IMS). IMS transported and processed medical waste from small and large generators of medical waste. In March 1999, IMS sold 100% of its assets to publicly held Stericycle, Inc. In March 2002, Mr. Mathis became one of the founding members and managers of Waveland Ventures, LLC, a privately-held venture capital company formed for the purpose of sponsoring and capitalizing distinct private equity ventures which utilize state and federal tax credit and other economic incentives to create low-cost investment capital. He also is a managing director of Waveland Colorado Ventures, LLC, a Certified Capital Company specializing in Venture Capital investments in the state of Colorado. Mr. Mathis attended Denver University where he studied finance and since 1992, has been a member of the Denver Society of Securities Analysts.

D. Rick Hayes - Director

     From January 2000 to the present, Mr. Hayes has served as the President and Chief Executive Officer of Waveland Ventures, LLC. Waveland is a privately-held venture capital company formed for the purpose of sponsoring and capitalizing distinct private equity ventures which utilize state and federal tax credit and other economic incentives to create low-cost investment capital. Prior to founding Waveland Ventures, LLC he served as President of Waveland Capital, LLC, a privately held company that invests in the securities of small and mid-cap public companies. He has held senior positions at EF Hutton, Prudential Securities and Dean Witter Reynolds. Rick is a cum laude graduate of Michigan State University and is a member of the Advisory Board at the Eli Broad College of Business, School of Management at Michigan State University. He also serves on the Board of Legacy Redevelopment Corporation, a not-for-profit focused on economic development in Milwaukee, Wisconsin's central city.

ITEM 10.  EXECUTIVE COMPENSATION

     None of the Company's executive officers or directors currently receive compensation in excess of $100,000 per year and nor do any receive stock options, stock grants or any other form of no-cash remuneration and none currently receive any compensation.

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

     There were no executive officers' unexercised options at December 31, 2005. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended December 31, 2005.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the common stock ownership of (i) each person known by Petramerica to be the beneficial owner of five percent or more of Petramerica's common stock, (ii) each director individually and (iii) all officers and directors of Petramerica as a group as of December 31, 2005. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial. The address of each owner is in care of Petramerica at 2560 W. Main Street, Suite 200, Littleton, CO 80120.

      Name                              Number of Shares       Percent of Class
      -----                             ----------------       ----------------
      Earnest Mathis, Jr.(1)                 997,980                47.8%
      D. Rick Hayes(2)                       997,980                47.8%
      All officers and directors
          as a group (2 persons)           1,995,960                95.6%

     (1) Represents 997,980 shares held in the name of Mathis Family Partners, Ltd., a Colorado limited partnership of which Mr. Mathis is the general partner.

     (2) Represents 997,980 shares held in the name of CRG Partners, LLC, a Colorado limited liability company of which Mr. Hayes is a member.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

     Exhibit No.    Title
     -----------    ------------------------------------------------------------
        2.01        Articles of Incorporation, as amended, of the Registrant (1)
        2.02        Bylaws of the Registrant (1)
        14.1        Code of Ethics
        31.1        Certification of Chief Executive Officer/Chief Financial
                    Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        32.1        Certification of Chief Executive Officer/Chief Financial
                    Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     --------------------
     (1)  Previously filed

     b.   Reports on Form 8-K

     No Reports on Form 8-K were filed during the three months ended December 31, 2005.

     ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The Board of Directors has appointed Schumacher & Associates, Inc. as the independent registered public accountants to audit our consolidated financial statements for the fiscal year ending December 31, 2005.

     Audit Fees. Fees for audit services totaled $ 4,000.00 in 2005 and $ 13,500 in 2004, including fees associated with the annual audit, the review of the Company's quarterly reports on Form 10-QSB, comfort letters, consents, assistance with and review of documents to be filed with the SEC and Section 404 consultation services.

     Audit-Related Fees. Fees for audit-related services totaled $ 2,550 in 2005 and $0 in 2004. Audit related services principally include due diligence, consents and assistance with review of documents pertaining to acquisitions.

     Tax Fees. Fees for tax services, including tax compliance, tax advice and tax planning totaled $350 in 2005 and $350 in 2004.

     All Other Fees. Fees for all other services not included above totaled $ 0 in 2005 and $ 0 in 2004.

     Audit Committee's Pre-Approval Policies and Procedures. The Board of Directors acting as the Audit Committee of Petramerica, Inc. has adopted a policy regarding pre-approval of audit and non-audit services provided by Schumacher & Associates, Inc. to Petramerica, Inc. All references to the Audit Committee contained herein refer to the Board of Directors acting as the Audit Committee of Petramerica, Inc... The policy provides the guidelines necessary to adhere to Petramerica's commitment to auditor independence and compliance with relevant laws, regulations and guidelines relating to auditor independence. The policy contains a list of prohibited non-audit services, and sets forth four categories of permitted services (Audit, Audit-Related, Tax and Other), listing the types of permitted services in each category. All of the permitted services require pre-approval by the Audit Committee. In lieu of Audit Committee pre-approval on an engagement-by-engagement basis, each category of permitted services, with reasonable detail as to the types of services contemplated, is pre-approved as part of the annual budget approval by the Audit Committee. Permitted services not contemplated during the budget process must be presented to the Audit Committee for approval prior to the commencement of the relevant engagement. The Audit Committee chair, or, if he is not available, any other member of the Committee, may grant approval for any such engagement if approval is required prior to the next scheduled meeting of the Committee. At least twice a year, the Audit Committee is presented with a report showing amounts billed by the independent auditor compared to the budget approvals for each of the categories of permitted services. The Audit Committee reviews the suitability of the pre-approval policy at least annually. All services were approved by the Audit Committee.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado, on March 29, 2006.

                                                PETRAMERICA OIL, INC.


                                                By:    /s/ Earnest Mathis, Jr.
                                                       ------------------------
                                                       Earnest Mathis, Jr.
                                                       Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.



Signature                               Title                        Date
---------                               -----                        ----


/s/ Earnest Mathis, Jr.    Chief Executive Officer, Chief        March 29, 2006
-----------------------    Financial Officer (Principal
Earnest Mathis, Jr.        Accounting Officer), Secretary
                           and Director