Form 10QSB
period 2006-03-31
Petramerica Oil, Inc.
filed 2006-05-11
CIK 1309541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2006

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

Common Stock, $.001 Par Value, 2,087,910 shares as of March 31, 2006.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              PETRAMERICA OIL, INC.
                          (a Development Stage Company)

                                 Balance Sheets


                                                                          March 31,   December 31,
                                                                            2006         2005
                                                                          ---------   -----------
                                                                         (Unaudited)  (See Note 1)
                                     Assets
Current assets
    Cash                                                                  $   6,336    $     229
                                                                          ---------    ---------

                          Total current assets                                6,336          229
                                                                          ---------    ---------

Total assets                                                              $   6,336    $     229
                                                                          ---------    ---------

                     Liabilities and Stockholders' (Deficit)

Current Liabilities
     Accounts payable                                                     $   5,094    $     604
     Accrued interest payable                                                   400          239
     Loans payable, related parties                                          16,000        8,000
                                                                          ---------    ---------

                           Total current liabilities                         21,494        8,843
                                                                          ---------    ---------


Stockholders' (deficit)
     Preferred stock, no par value, 2,000,000 shares                             --           --
        authorized, none issued and outstanding

     Common stock, no par value, 20,000,000 shares
        authorized, 2,087,910 shares issued and outstanding                 250,370      250,370
     Accumulated deficit during development stage                           (70,837)     (64,293)
     Accumulated deficit                                                   (194,691)    (194,691)
                                                                          ---------    ---------


                            Total stockholders' (deficit)                   (15,158)      (8,614)
                                                                          ---------    ---------



Total liabilities and stockholders' (deficit)                             $   6,336    $     229
                                                                          ---------    ---------


The accompanying notes are an integral part of these financial statements.


                              PETRAMERICA OIL, INC.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                                                                Period from
                                                                                March 25, 2002
                                                                                (date of new
                                                Three Months   Three Months     development
                                                    Ended         Ended         stage) to
                                               March 31, 2006  March 31, 2005   March 31, 2006
                                                -----------    -----------      --------------
Revenues                                        $        --    $        --      $        --

Operating Expenses
   Audit and accounting fees                          4,000            300           28,236
   Legal Fees                                         1,365         10,000           26,719
   Shareholder expenses                                 998          2,178           15,129
   Other general & administrative expense                20            473              353
                                                -----------    -----------      -----------

   Total Operating Expenses                           6,383         12,951           70,437

Net Operating Loss                                   (6,383)       (12,951)         (70,437)

Other (Expense)
   Interest (Expense)                                  (161)             0             (400)
                                                -----------    -----------      -----------

Net Loss                                        $    (6,544)   $   (12,951)     $   (70,837)
                                                ===========    ===========      ===========


Loss per Share                                  $     (0.00)   $     (0.01)           (0.03)
                                                ===========    ===========      ===========


Weighted Average Number of Shares Outstanding     2,087,910      2,087,910        2,087,910
                                                ===========    ===========      ===========



The accompanying notes are an integral part of these financial statements.

                              PETRAMERICA OIL, INC.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)
                                                                                        Period from
                                                                    For the Three       March 25, 2002
                                                                     Months Ended       (date of new
                                                                      March 31          development
                                                                ---------------------   stage) to
                                                                   2006       2005      March 31, 2006
                                                                ---------   ---------   ---------------
Cash flows from operating activities
     Net (loss)                                                 $ (6,544)   $(12,951)   $       (70,837)
     Adjustments to reconcile net loss to net cash used in
        operating activities
          Changes in assets and liabilities
               Accounts payable                                    4,651         324              1,173
                                                                --------    --------    ---------------


                  Net cash (used in) operating activities         (1,893)    (12,627)           (69,664)
                                                                --------    --------    ---------------


Cash flows from financing activities

      Proceeds from loans payable, related parties                 8,000          --             16,000

      Paid-in-Capital                                                 --          --             60,000
                                                                --------    --------    ---------------


                    Net cash provided by financing activities      8,000          --             76,000
                                                                --------    --------    ---------------


Net increase (decrease) in cash                                    6,107     (12,627)             6,336


Cash - beginning of period                                           229      13,081                 --
                                                                --------    --------    ---------------

Cash - end of period                                            $  6,336    $    454    $         6,336
                                                                ========    ========    ===============

Cash paid for interest                                          $     --    $     --    $            --
                                                                ========    ========    ===============

Cash paid for income taxes                                      $     --    $     --    $            --
                                                                ========    ========    ===============


The accompanying notes are an integral part of these financial statements.

                              PETRAMERICA OIL, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                           March 31, 2006 (Unaudited)



Note 1- Unaudited Financial Statements
--------------------------------------

The balance sheets as of March 31, 2006, the statements of operations and the statements of cash flows for the three month periods ended March 31, 2006 and 2005 have been prepared by Petramerica Oil, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2006 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes included in Form 10-KSB, filed with the Securities and Exchange Commission.



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

The Company is a start-up company that has not had any significant revenue since inception. The Company realized a net loss of approximately $ 70,837 during the period from March 25, 2002 (date of new development stage) through March 31, 2006, and there is no assurance that the Company will generate revenue or earn profit in the future. Effective March 25, 2002 (date of new development stage), the Company commenced activities to become current in reporting with the SEC with the intention to become a publicly trading company.

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

During February 2006, the Company borrowed $8,000 from a related party. The note is uncollateralized, bears interest at 5% per annum, and matures in February 2007.

Item 2.   Management's Discussion and Analysis or Plan of Operation

Results of Operations
---------------------

Three Months Ended March 31, 2006 compared with Three Months Ended March 31,
2005

     No operating revenues were generated during the three months ended March 31, 2006 and March 31, 2005. Operating expenses decreased by $ 6,568 to $ 6,383 for the three months ended March 31, 2006. The decreased operating expenses resulted principally from decreased professional fees paid in 2006 as compared with 2005. The Company's net loss decreased to $ 6,544 for the three months ended March 31, 2006 compared to $ 12,951 for the three months ended March 31, 2005.

Liquidity and Capital Resources
-------------------------------

     As of March 31, 2006, the Company had a working capital deficit of ($15,158), compared to working capital deficit of $($8,614) at December 31, 2005.

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


Date:    May 8, 2006               PETRAMERICA OIL, INC.
                                       (Registrant)


                                   /s/ Earnest Mathis, Jr.
                                   -----------------------
                                   Earnest Mathis, Jr.
                                   Chief Executive Officer, President,
                                   Chief Financial Officer,
                                   (Principal Accounting Officer) and Director