Form 10QSB
period 2006-06-30
Petramerica Oil, Inc.
filed 2006-08-07
CIK 1309541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2006

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

                           One Harbor Drive, Suite 300
                           Sausalito, California 94965
                            -------------------------
                    (Address of principal executive offices)

                                 (415) 339-4600
                                 --------------
                (Issuer's telephone number, including area code)


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

Common Stock, No Par Value, 2,087,910 shares as of June 30, 2006.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              PETRAMERICA OIL, INC.
                          (a Development Stage Company)

                                 Balance Sheets

                                                                 June 30,   December 31,
                                                                   2006         2005
                                                                 ---------   -----------
                                                                (Unaudited)  (See Note 1)
                                     Assets
Current assets
    Cash                                                         $   7,202    $     229
                                                                 ---------    ---------

                          Total current assets                       7,202          229
                                                                 ---------    ---------

Total assets                                                     $   7,202    $     229
                                                                 ---------    ---------

                     Liabilities and Stockholders' (Deficit)

Current Liabilities
     Accounts payable                                            $  15,402    $    604
     Accrued interest payable                                          604          239
     Loans payable, related parties                                 24,000        8,000
                                                                 ---------    ---------

                           Total current liabilities                40,006        8,843
                                                                 ---------    ---------


Stockholders' (deficit)
     Preferred stock, no par value, 2,000,000 shares                    --           --
        authorized, none issued and outstanding

     Common stock, no par value, 20,000,000 shares
        authorized, 2,087,910 shares issued and outstanding        250,370      250,370
     Accumulated deficit during development stage                  (88,483)     (64,293)
     Accumulated deficit                                          (194,691)    (194,691)
                                                                 ---------    ---------


                            Total stockholders' (deficit)          (32,804)      (8,614)
                                                                 ---------    ---------



Total liabilities and stockholders' (deficit)                    $   7,202    $     229
                                                                 ---------    ---------



The accompanying notes are an integral part of these financial statements.

                              PETRAMERICA OIL, INC.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)



                                                For the Three   For the Three
                                                Months Ended     Months Ended
                                                  June 30,         June 30,
                                                    2006             2005
                                                ------------    ------------


Revenues                                        $         --    $         --
                                                ------------    ------------

Operating Expenses
   Audit and accounting fees                          1,700          1,350
   Legal Fees                                        14,563            828
   Shareholder expenses                                 690            619
   Other general & administrative expense               490            379


                                               ------------    ------------
        Total operating expenses                     17,443           3,177
                                                ------------    ------------

Other (expense)

    Interest (expense)                                 (203)            (37)
                                                ------------    ------------
Net (loss)                                      $   (17,646)   $     (3,214)
                                                ============    ============


Loss per share                                  $      (.01)    $        Nil
                                                ============    ============


Weighted average number of shares outstanding      2,087,910       2,087,910
                                                ============    ============



   The accompanying notes are an integral part of these financial statements.




                              PETRAMERICA OIL, INC.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                                                                 Period from
                                                                                March 25, 2002
                                                                                 (date of new
                                                 Six Months     Six Months       development
                                                    Ended         Ended           stage) to
                                               June 30, 2006  June 30, 2005     June 30, 2006
                                                -----------    -----------      --------------
Revenues                                        $        --    $        --      $        --

Operating Expenses
   Audit and accounting fees                          5,700          1,650           29,936
   Legal Fees                                        15,928         10,828           41,282
   Shareholder expenses                               1,687          2,677           15,819
   Other general & administrative expense               510            973              842
                                                -----------    -----------      -----------

   Total Operating Expenses                          23,825         16,128           87,879

Net Operating Loss                                  (23,825)       (16,128)         (87,879)

Other (Expense)
   Interest (Expense)                                  (365)           (37)            (604)
                                                -----------    -----------      -----------

Net Loss                                        $   (24,190)   $   (16,165)     $   (88,483)
                                                ===========    ===========      ===========


Loss per Share                                  $     (0.01)   $     (0.01)           (0.04)
                                                ===========    ===========      ===========


Weighted Average Number of Shares Outstanding     2,087,910      2,087,910        2,087,910
                                                ===========    ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                              PETRAMERICA OIL, INC.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)
                                                                                        Period from
                                                                    For the Six        March 25, 2002
                                                                    Months Ended        (date of new
                                                                      June 30            development
                                                                ---------------------     stage) to
                                                                   2006       2005      June 30, 2006
                                                                ---------   ---------   ---------------
Cash flows from operating activities
     Net (loss)                                                 $(24,190)   $(16,165)   $       (88,483)
     Adjustments to reconcile net loss to net cash used in
        operating activities
          Changes in assets and liabilities
               Accounts payable                                   15,163         887             11,685
                                                                --------    --------    ---------------


                  Net cash (used in) operating activities         (9,027)    (15,278)           (76,798)
                                                                --------    --------    ---------------


Cash flows from financing activities

      Proceeds from loans payable, related parties                16,000       8,000             24,000

      Paid-in-Capital                                                 --          --             60,000
                                                                --------    --------    ---------------


                    Net cash provided by financing activities     16,000       8,000             84,000
                                                                --------    --------    ---------------


Net increase (decrease) in cash                                    6,973      (7,278)             7,202


Cash - beginning of period                                           229      13,081                 --
                                                                --------    --------    ---------------

Cash - end of period                                            $  7,202    $  5,803    $         7,202
                                                                ========    ========    ===============

Cash paid for interest                                          $     --    $     --    $            --
                                                                ========    ========    ===============

Cash paid for income taxes                                      $     --    $     --    $            --
                                                                ========    ========    ===============


   The accompanying notes are an integral part of these financial statements.

                              PETRAMERICA OIL, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                            June 30, 2006 (Unaudited)



Note 1- Unaudited Financial Statements
--------------------------------------

The balance sheets as of June 30, 2006, the statements of operations and the statements of cash flows for the six month periods ended June 30, 2006 and 2005 have been prepared by Petramerica Oil, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2006 and for all periods presented, have been made.

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

The Company is a start-up company that has not had any significant revenue since inception. The Company realized a net loss of approximately $ 70,837 during the period from March 25, 2002 (date of new development stage) through June 30, 2006, and there is no assurance that the Company will generate revenue or earn profit in the future. Effective March 25, 2002 (date of new development stage), the Company commenced activities to become current in reporting with the SEC with the intention to become a publicly trading company.

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

Note 5 - Note Payable, Related Party
------------------------------------

During May 2005, the Company borrowed $8,000 from a related party. The note is uncollateralized, bears interest at 5% per annum, and matures in May 2007.

During February 2006, the Company borrowed $8,000 from a related party. The note is uncollateralized, bears interest at 5% per annum, and matures in February 2007.

During June 2006, the Company borrowed $8,000 from a related party. The note is uncollateralized, bears interest at 5% per annum, and matures in June 2007.

Note 6 - Subsequent Event
-------------------------

On July 10, 2006, the Company exchanged, pursuant to an Exchange Agreement with Triton Distribution Systems, Inc. ("Triton"), an aggregate of 36,754,041 shares of its common stock (comprised of 17,848,408 shares of common stock and convertible preferred stock convertible on August 17, 2006 into 18,905,632 shares of common stock) for all 29,550,000 shares of the outstanding common stock of Triton based upon an exchange rate of 1.2437916 shares of the Company for each share of Triton. Following the closing of the Exchange Agreement, there were 38,441,951 shares of the Company's common stock outstanding and Triton became a wholly-owned subsidiary of the Company. This transaction is being accounted for as a reverse acquisition because the former controlling shareholders of Triton are now the controlling shareholders of the Company.

Item 2.   Management's Discussion and Analysis or Plan of Operation

Results of Operations
---------------------

Six Months Ended June 30, 2006 compared with Six Months Ended June 30, 2005

     No operating revenues were generated during the six months ended June 30, 2006 and June 30, 2005. Operating expenses increased by $ 7,697 to $ 23,825 for the six months ended June 30, 2006. The increased operating expenses resulted principally from increased professional fees paid in 2006 as compared with 2005. The Company's net loss increased to $ 24,190 for the six months ended June 30, 2006 compared to $ 16,165 for the six months ended June 30, 2005.

Liquidity and Capital Resources
-------------------------------

     As of June 30, 2006, the Company had a working capital deficit of ($32,804), compared to working capital deficit of $($8,614) at December 31, 2005.

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


Date:    August 3, 2006                        PETRAMERICA OIL, INC.
                                                  (Registrant)


                                               /s/ Gregory Lykiardopoulos
                                               --------------------------
                                               Gregory Lykiardopoulos
                                               Chief Executive Officer