Form 10QSB
period 2006-09-30
Triton Distribution Systems, Inc.
filed 2006-11-14
CIK 1309541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-51046
(Commission file number)

TRITON DISTRIBUTION SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1039067
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

One Harbor Drive, Suite 300 Sausalito, California 94965
(Address of Principal Executive Offices)

(415) 339-4600
(Issuer's Telephone Number, Including Area Code)

Petramerica Oil, Inc.
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2006 - 45,013,213 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

TRITON DISTRIBUTION SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

September 30,
2006
(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,652,443
Prepaid and other current assets	106,301

TOTAL CURRENT ASSETS	3,758,744

FURNITURE AND EQUIPMENT, net of accumulated depreciation of $17,090	225,603
WEBSITE DEVELOPMENT COSTS, net of accumulated amortization of $4,104	15,596
INTELLECTUAL PROPERTY, net of accumulated amortization of $17,889	220,636

TOTAL ASSETS	$4,220,579

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$67,967
Accounts payable - related party	8,500
Accrued expenses	56,249

TOTAL CURRENT LIABILITIES	132,716

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Preferred stock; no par value; 2,000,000 shares
authorized; 0 shares issued and outstanding
Common stock; no par value; 100,000,000 shares
authorized; 45,013,213 shares issued and outstanding	9,503,723
Additional paid-in capital	48,774
Prepaid consulting	(1,292,731)
Deficit accumulated during the development stage	(4,171,903)

TOTAL STOCKHOLDERS' EQUITY	4,087,863

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,220,579

The accompanying notes are an integral part of these consolidated financial statements.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Inception
	Months	(January 10,
	Ended	2006) to
	September 30,	September 30,
	2006	2006
	(unaudited)	(unaudited)

NET SALES	$-	$

COST OF SALES	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Payroll and related benefits	860,820	1,807,547
Professional fees	670,558	1,007,711
Marketing and advertising	26,245	99,680
Other general and administrative expenses	671,845	1,237,797

TOTAL OPERATING EXPENSES	2,229,468	4,152,735

LOSS FROM OPERATIONS	(2,229,468)	(4,152,735)

OTHER INCOME (EXPENSE)
Interest income	11,747	11,747
Interest expense	(2,281)	(30,915)

TOTAL OTHER INCOME (EXPENSE)	9,466	(19,168)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,220,002)	(4,171,903)

PROVISION FOR INCOME TAXES	-

NET LOSS	$(2,220,002)	$(4,171,903)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.05)	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	40,945,066	37,613,578

The accompanying notes are an integral part of these consolidated financial statements.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Deficit
					accumulated
			Additional		during the	Total
	Common stock		paid-in	Prepaid	development	stockholders'
	Shares	Amount	capital	consulting	stage	equity

Balance at inception (January 10, 2006)	-	$-	$-	$-	$-	$-

Issuance of common stock for cash and contribution
of intellectual property in January 2006	35,821,198	338,625	-	-	-	338,625
Issuance of common stock in private placement for cash,
net of $822,902 in commissions and expenses in July 2006	7,148,710	4,924,598	-	-	-	4,924,598
Issuance of common stock to placement agent for fees in July 2006	598,029	-	-	-	-	-
Cancelation of investor shares in July 2006	(6,218,958)	-	-	-	-	-
Issuance of common stock in connection with transaction with Petramerica Oil, Inc. in July 2006	2,087,910	-	-	-	-	-
Repurchase of shares from Petramerica Oil, Inc. stockholders in July 2006	(400,000)	(400,000)	-	-	-	(400,000)
Issuance of shares to investor relation firms in July 2006	2,238,824	1,800,000	-	(1,800,000)	-	-
Issuance of common stock in private placement for cash,
net of $149,500 in commissions in September 2006	3,737,500	2,840,500	-	-	-	2,840,500
Fair value of employee stock options	-	-	48,774	-	-	48,774
Amortization of prepaid consulting	-	-	-	507,269	-	507,269
Net loss	-	-	-	-	(4,171,903)	(4,171,903)

Balance at September 30, 2006	45,013,213	$9,503,723	$48,774	$(1,292,731)	$(4,171,903)	$4,087,863

The accompanying notes are an integral part of these consolidated financial statements.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Inception
(January 10,
2006) to
September 30,
2006
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,171,903)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization expense	39,083
Amortization of prepaid consulting	507,269
Fair value of employee stock options	48,774
Changes in assets and liabilities:
Prepaid expenses and other current assets	(106,301)
Accounts payable	67,967
Accounts payable - related party	8,500
Accrued expenses	56,249

Net cash used in operating activities	(3,550,362)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(242,693)
Payment for web development costs	(19,700)

Net cash used in investing activities	(262,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	8,837,600
Payment of offering costs	(972,402)
Repurchase shares of common stock	(400,000)
Proceeds from issuance of notes payable - related party	1,981,867
Repayment on notes payable - related party	(1,981,867)

Net cash provided by financing activities	7,465,198

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,652,443

CASH AND CASH EQUIVALENTS, Beginning of period	-

CASH AND CASH EQUIVALENTS, End of period	$3,652,443

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid - related party	$30,915
Income taxes paid	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Contribution of intellectual property for common stock	$238,525

The accompanying notes are an integral part of these consolidated financial statements.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of presentation, organization and significant accounting policies

Basis of presentation

The unaudited consolidated financial statements have been prepared by Triton Distribution Systems, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the period ended March 31, 2006 included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2006. The results for the period from inception (January 10, 2006) to September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Organization and line of business

Triton Distribution Systems, Inc. (“TDS”) was incorporated in the State of Nevada on January 10, 2006. On July 10, 2006, TDS entered into an exchange agreement with Petramerica Oil, Inc. (“Petra”), a publicly traded company. Petra was incorporated in the State of Colorado on September 22, 1986. It was formed to pursue oil and gas activities in the Rocky Mountain region, but has been primarily involved in raising capital and did not conduct any significant operations since inception. Pursuant to the exchange agreement, Petra acquired 29,547,500 shares of TDS’ common stock, which represented all of the issued and outstanding shares of common stock of TDS, in exchange for 36,750,950 shares of Petra’s common stock.

Concurrently with the closing of the exchange agreement TDS also purchased and retired 400,000 shares of Petra common stock for $400,000. Upon completion of the foregoing transactions, Petra had an aggregate of 38,438,860 shares of common stock issued and outstanding.

As a result of the merger, TDS’s stockholders own approximately 95.6% of the combined company and the directors and executive officers of TDS became the directors and executive officers of Petra. Accordingly, the transaction has been accounted for as a reverse acquisition of Petra by TDS resulting in a recapitalization of TDS rather than as a business combination. TDS is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its assets and liabilities are included in the consolidated balance sheet at their historical book values and the results of operations of TDS have been presented for the comparative prior period. The consolidated statement of stockholders’ equity has been restated as of the above transaction took place on the first day for which the consolidated statement of stockholders’ equity is presented. The historical cost of the net assets of Petra that were acquired was $0. Pro forma information is not presented as the financial statements of Petra are insignificant. In addition, on August 17, 2006, Petra changed it name to Triton Distribution Systems, Inc. (hereafter referred to as the “Company”).

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company had adopted a December 31st year end. The Company is an emerging, next generation Web-based travel services distribution company. Its core business is the electronic distribution of travel inventory from airlines, car rental companies, hotels, tour and cruise operators, and other travel sellers to travel agencies and their clients on a global basis. The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 as it has not generated revenues for the period ending September 30, 2006 and has incurred a loss of $4,171,903 since inception.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Triton Distribution Systems, Inc. (formerly Petramerica Oil, Inc.), a Colorado corporation and its wholly owned subsidiary, Triton Distribution Systems, Inc., a Nevada corporation. All inter-company accounts and transactions have been eliminated in consolidation.

History

The development of the technology and screens for the Company’s online distribution system was initiated by the Company’s CEO and other current management team members while they were affiliated with GRSNetwork, Inc. (“GRS”), a California corporation, which was founded in 1997. GRS’s original activities centered on creating various products for travel agents to streamline their businesses, including accounting systems, electronic reporting systems, a web-based engine, cruise products, management reports and system reporting applications. GRS produced software programs and sold them to independent travel agents, and also developed the software and website for an Internet-based system for distributing travel inventory from sellers to agents.

In 1999, GRS launched its online travel distribution service, with the original notion of recruiting U.S. travel agents that were too small to afford the minimum guarantees required by the major Global Distribution Systems (“GDSs”). In hindsight, the timing of this launch and the financial instability of smaller travel agents proved to be inopportune. By the end of 1999, the airlines in the United States completely eliminated the payment of commissions to travel agents. We believe this high-impact decision, which was designed to reduce costs, actually caused many travel agencies to cease operations and also resulted in fewer bookings for U.S. airlines.

Two years later, the United States experienced the terrorism of 9/11; we believe this catastrophic event only served to accelerate the financial decline of several major U.S.-based airlines and thousands of domestic travel agencies. Within this environment, GRS was further developing its proprietary product suite and was attempting to sign up individual travel agents, one at a time. Ultimately, GRS determined that the cost of attracting and maintaining smaller travel agencies was greater than the revenue streams that could be generated from this target market. After five years of trying to engineer a profitable business model, and having incurred significant operating losses and unpaid debt obligations, GRS went out of business in September 2004.

When GRS ceased operations, a secured lender held a security interest in all of the assets of GRS including its operating business, personal property and software technologies. In December 2005, an investor group formed TDS Acquisition, LLC, a Nevada limited liability company (“TDS LLC”), and acquired the security position of the secured lender for an investment of $200,000 in cash plus additional costs associated with the foreclosure. TDS LLC foreclosed on the inactive assets in January 2006 and contributed them to the Company in exchange for shares.  These assets consisted of computers, servers, furniture and fixtures, as well as the technology (Intellectual property) to support the online distribution of travel services. TDS LLC did not transfer any of the customers of GRS. The Company intends to develop its own strategy and plans to pursue business, first in Asia, and then in other parts of the world.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company was established in January 2006. The Company commenced operations with an initial emphasis on Southeast Asia and intends to expand to other international locations, including South America and Europe. Unlike the travel industry in the United States, which is highly fragmented and decentralized, emerging countries in Asia have only one or two flagship airlines for international routes, the airlines are controlled by the government, their fleets have been modernized, the carriers are generally profitable, the travel agencies are clustered in large associations, and the government has considerable influence over decisions which affect bookings and the issuance of tickets to domestic and foreign travelers.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Fair value of financial instruments

For certain of the Company's financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company has limited experience as it is a development stage company but does not anticipate incurring any losses related to this credit risk. As of September 30, 2006 the Company had amounts in bank accounts in excess of FDIC insurance of $3,524,647.

Furniture and equipment

Furniture and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 3-7 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The estimated service lives of furniture and equipment are as follows:

Computer equipment	5 years
Software	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Tenant improvements	7 years

Revenue recognition

The Company applies the guidance within SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”) to determine when to properly recognize revenue. SAB 104 states that revenue generally is realized or realizable and earned when persuasive evidence of an arrangement exists, services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured.

The Company provides electronic travel distribution services through its travel distribution system. These services are provided for airlines, car rental companies, hotels, tour and cruise operators, and other travel sellers to travel agencies and their clients. The Company charges a fee for reservations booked through its distribution system. Revenue is recognized at the time the transactions are processed. However, if a transaction is subsequently canceled, the transaction fee or fees must be credited or refunded. Therefore, revenue is recorded net of an estimated amount reserved to account for cancellations which may occur in a future month. This reserve is calculated based on industry historical cancellation rates and will be based on the Company’s own cancellation rates once a sufficient history of cancellations is established. In estimating the amount of future cancellations that will require a transaction fee to be refunded, the Company assumes that a significant percentage of cancellations are followed by an immediate re-booking of the transaction, without a net loss of revenue.

Website development costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over three years. The Company accounts for these costs in accordance with Emerging Issues Task Force ("EITF") 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense was $1,642 and $4,104 for the three months ended September 30, 2006 and for the period from inception (January 10, 2006) to September 30, 2006, respectively.

Intellectual property

Intellectual property consists of a suite of “Expert” products for travel agents including ReservationExpert™, CruiseExpert™ and TourExpert™; “Link” products for agency customers including ResLink™, CruiseLink™ and TourLink™; and “Back-Office” agency products including IAR, TicketClient™, ItinClient™ and AccountingClient™. All of these products were purchased by certain investors for $238,525 and contributed to the Company in exchange for shares of the Company’s common stock. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates its intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Amortization is computed using the straight-line method over the estimated useful life of the intellectual property of ten years.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization expense was $5,963 and $17,889 for the three months ended September 30, 2006 and for the period from inception (January 10, 2006) to September 30, 2006, respectively. Amortization expense for the next 5 years is expected to be $23,852 per year.

Impairment of long-lived assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.   SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  SFAS No. 144 also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The Company has no impairment issues to disclose.

Stock based compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. As of September 30, 2006, the Company had 1,577,085 employee stock options outstanding.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Loss per share

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the net loss by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 1,577,085 employee stock options outstanding at September 30, 2006. The Company had a net loss for the three months ended September 30, 2006 and for the period from inception (January 10, 2006) to September 30, 2006, therefore any outstanding employee stock options would be anti-dilutive.

Recently issued accounting pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 is not expected to have a material effect on the financial position or results of operations of the Company.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the financial position or results of operations of the Company.

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Permits an entity to choose ‘Amortization method’ or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:
4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−−an amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 - Development stage company and going concern

The Company is a new developmental stage company formed on January 10, 2006. The Company is subject to risks and uncertainties, including new product development, actions of competitors, reliance on the knowledge and skills of its employees to be able to service customers, and availability of sufficient capital and a limited operating history. Accordingly, the Company presents its financial statements in accordance with the accounting principles generally accepted in the United States of America that apply in establishing new operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the accumulated statement of operations and cash flows from inception of the development stage to the date on the current balance sheet. Contingencies exist with respect to this matter, the ultimate resolution of which cannot presently be determined.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has not generated revenues, has incurred significant operating losses of $4,171,903 to datea and has a negative cash flow from operations, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management has raised additional capital and has effectuated a business combination with a public company. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

Note 3 - Furniture and equipment

The cost of furniture and equipment at September 30, 2006 consisted of the following:

Computer equipment	$79,665
Software	45,679
Office equipment	18,158
Furniture and fixtures	72,932
Tenant improvements	26,259
242,693
Less accumulated depreciation	(17,090)

$225,603

Depreciation expense was $10,750 and $17,090 for the three months ended September 30, 2006 and for the period from inception (January 10, 2006) to September 30, 2006, respectively.

Note 4 - Notes payable - related party

In February 2006 the Company entered into a revolving credit agreement with certain investors for a maximum amount of $2,500,000. The investors, also shareholders, consisted of the following:

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

a.	The Elevation Fund, LLC holds 4,394,730 shares of common stock;

b.	West Hampton Special Situations Fund, LLC holds 4,394,730 shares of common stock which L. Michael Underwood is the manager of the fund and is a former director of the Company;

c.	LMU and Company - L. Michael Underwood has ownership in this company; and

d.	Battersea Capital Inc. holds 2,104,082 shares of common stock

L. Michael Underwood, a former director of the Company, personally holds 2,259,555 shares of common stock.

The Company had outstanding various notes payable under this agreement. The notes accrued interest at 12% per annum. In July 2006, the Company repaid in full its notes payable - related party ($1,981,867) and accrued interest - related party ($30,915) from the proceeds of the private placement.

Note 5 - Stockholders’ equity

The Company has authorized 102,000,000 shares of no par value stock. 100,000,000 have been authorized as common stock and 2,000,000 have been authorized as preferred stock. As of June 30, 2006, the Company has 45,013,213 shares of common stock issued and outstanding.

Upon the formation of the Company, the founding stockholders contributed $100,100 in cash and intellectual property valued at $238,525 in exchange for 35,821,198 shares of common stock.

In July 2006 the Company sold a total of 7,148,710 shares of its common stock at $0.80 per share through a private placement offering for gross proceeds of $5,747,500. After commission and offering expenses, the Company received net proceeds of $4,924,598. In addition, the Company issued to the placement agent 598,029 share of common stock and issued a warrant to purchase 1,429,742 shares of common stock for $0.80 per share. The warrants expire five years from the date of issuance. The value of the common stock and warrants of $478,423 and $334,580, respectively, issued to the placement agent are considered additional offering cost. The impact of recording the value of the common stock and warrants in the financial statements is $0 as the Company increased stockholders’ equity by $813,003 for the issuance of these securities and decreased stockholders’ equity by the same amount to record the value of these securities as offering costs.

In July 2006, in connection with the private placement offering described above, the Company’s original investors agreed to cancel an aggregate of 6,218,958 of their shares upon the successful completion of selling at least $5,000,000 in the private placement.

In July 2006, in connection with the transaction with Petra (see Note 1), the Company repurchased and retired 400,000 shares of its common stock for $400,000 that were owned by certain shareholders of Petra.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In July 2006, the Company issued to two investor relation firms a total of 2,238,824 (1,119,412 each) shares of common stock valued at $0.80 per share. The value of these shares of $1,800,000 is being amortized over the terms of the respective agreements. The unamortized balance is shown as prepaid consulting as an offset to stockholders’ equity in the accompanying consolidated balance sheet.

In September 2006, the Company completed a private placement offering of 3,450,000 shares of our common stock to one accredited investor, Al-Deera Holding Company KSCC, for an aggregate purchase price of $2,760,000. After paying the commission and fees associated with the private placements of approximately $ 138,000, the Company received $2,622,000 from this private placement offering.

In September 2006, the Company completed a private placement offering of 287,500 shares of our common stock to one accredited investor, Univest Group Kuwait, for an aggregate purchase price of $230,000. After paying the commission and fees associated with the private placements of approximately $ 11,500, the Company received $218,500 from this private placement offering.
In connection with the September 2006 private placement offerings, the Company issued a warrant to purchase 185,000 shares of the Company common stock for $0.80 per share. The warrants expire five years from the date of issuance. The value of the warrants of $43,293 issued to the placement agent is considered additional offering cost. The impact of recording the value of the warrants in the financial statements is $0 as the Company increased stockholders’ equity by $43,293 for the issuance of these warrants and decreased stockholders’ equity by the same amount to record the value of these warrants as offering costs.

Stock Options

The Company accounts for stock options under SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.

The Company recognized $40,793 and $48,774 in share-based compensation expense for the three months ended September 30, 2006 and for the period from inception (January 10, 2006) to September 30, 2006, respectively. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 12, 2006, the Company’s board of directors approved the Triton Distribution Systems, Inc. 2006 Equity Incentive Plan (the “Plan”) that provides for the issuance of up to 4,300,000 shares under the Plan.

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 10, 2006	-	-	$0
Granted	1,577,085	$0.80
Forfeited	-	-
Exercised	-	-
Outstanding, September 30, 2006	1,577,085	$0.80	$7,018,028

As of September 30, 2006, no options had vested.

For options granted during 2006, the weighted-average fair value of such options was $0.21 and at September 30, 2006 the weighted average remaining contractual life of options outstanding is 9.7 years. For all options granted in 2006, the exercise price was equal to the market price of the Company’s stock at the date of grant. All the options expire in 2016.

As of September 30, 2006, there was $220,262 of total unrecognized compensation cost related to non-vested options granted under the plan. That cost is expected to be recognized over the 3 year life of the options.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	4.5%
Expected life of the options	3.00 years
Expected volatility	22%
Expected dividend yield	0

Since the Company’s stock was not publicly traded at the time the options were issued, the expected volatility was based on the volatility of a competitor’s common stock that is publicly traded.

Warrants

In connection with the private placement offerings described above the Company issued warrants to a placement agent and finder.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Below is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 10, 2006	-	-	$0
Granted	1,614,742	$0.80
Forfeited	-	-
Exercised	-	-
Outstanding, September 30, 2006	1,614,742	$0.80	$7,185,602

As of September 30, 2006, all of the warrants had vested. All the warrants expire in 2011.

Note 6 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at September 30, 2006 are as follows:

Deferred tax assets:
Federal net operating loss	$1,112,000
State net operating loss	320,000
Equity compensation	222,000
Total deferred tax assets	1,654,000
Less valuation allowance	(1,654,000)
$--

At September 30, 2006, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $3,271,000 and $3,591,000, respectively. Federal NOLs could, if unused, expire in 2021. State NOLs, if unused, could expire in 2011.

The valuation allowance increased by $1,654,000 for the period from inception (January 10, 2006) to September 30, 2006. The Company has provided a 100% valuation allowance on the deferred tax assets at September 30, 2006 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the period from inception (January 10, 2006) to September 30, 2006 is as follows:

Federal income tax rate	(34.0%)
State tax, net of federal benefit	(6.0%)
Equity compensation	5.3%
Non-deductible items	0.2%
Increase in valuation allowance	34.5%

Effective income tax rate	0.0%

Note 7 - Commitments and contingencies

Employment agreement

In July 2006, the Company entered into a three-year employment agreement with its CEO, Gregory Lykiardopoulos to be effective as of February 2006 pursuant to which Mr. Lykiardopoulos will receive an annual base salary of $250,000 and other compensation to be determined by the Board of Directors. In addition to Mr. Lykiardopoulos is entitled to receive additional shares of common stock if certain profitability requirements are met. These shares will be issued from existing shares. No new shares will be issued pertaining to this agreement.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Leases

The Company leases office space in an office building in Sausalito, California under an operating lease agreement that expires in May 2010. The lease provides for current monthly lease payments of $25,553 which increase over the term of the lease. The Company also leases office space in Manila, Philippines and Beijing, China that expire November 2009 and September 2008, respectively.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating
Leases
Year ending September 30,
2007	$425,386
2008	429,189
2009	362,025
2010	223,304

$1,439,904

The Company incurred rent expense of $250,055 for the period from inception (January 10, 2006) to September 30, 2006.

Note 8 - Related parties

In addition to the note payable discussed in Note 4, the Company had certain transactions with a related party. As of September 30, 2006, the Company owes $8,500 to Gregory Lykiardopoulos, its current CEO and major shareholder for past due compensation.

A director of the Company, Stephen Garland, is also an owner of 373,137 shares of common stock.

Item 2. Management's Discussion and Analysis or Plan of Operations

General

This following information specifies certain forward-looking statements of management of the company.  Forward-looking statements are statements that estimate the happening of future events are not based on historical fact.  Forward-looking statements may be identified by the use of forward-looking terminology such as, “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been complied by our management and considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of these forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Overview

We were incorporated in the State of Nevada on January 10, 2006.  We are an emerging, next generation Web-based travel services distribution company.  Our core business is the electronic distribution of travel inventory from airlines, car rental companies, hotels, tour and cruise operators, and other travel sellers to travel agencies and their clients on a global basis.

The development of the technology and screens for our online distribution system was initiated by our CEO and other current management team members while they were affiliated with GRSNetwork, Inc. (“GRS”), a California corporation, which was founded in 1997.  GRS’s original activities centered on creating various products for travel agents to streamline their businesses, including accounting systems, electronic reporting systems, a web-based engine, cruise products, management reports and system reporting applications.  GRS produced software programs and sold them to independent travel agents, and also developed the software and website for an Internet-based system for distributing travel inventory from sellers to agents.

In 1999, GRS launched its online travel distribution service, with the original notion of recruiting U.S. travel agents that were too small to afford the minimum guarantees required by the major GDSs.  The timing of this launch and the financial instability of smaller travel agents proved to be inopportune.  By the end of 1999, the airlines in the United States eliminated the payment of commissions to travel agents.  This high-impact decision, which was designed to reduce costs, caused many travel agencies to cease operations and also resulted in fewer bookings for United States’ airlines.

Two years later, the United States experienced the terrorism of 9/11; which served to accelerate the financial decline of several major U.S.-based airlines and thousands of domestic travel agencies.  Within this environment, GRS was further developing its proprietary product suite and was attempting to sign up individual travel agents, one at a time.  Ultimately, GRS determined that the cost of attracting and maintaining smaller travel agencies was greater than the revenue streams that could be generated from this target market.  After five years of trying to engineer a profitable business model, and having incurred significant operating losses and unpaid debt obligations, GRS went out of business in September 2004.

When GRS ceased operations, a secured lender held a security interest in all of the assets of GRS including its operating business, personal property and software technologies.  In December 2005, an investor group formed TDS Acquisition, LLC, a Nevada limited liability company (“TDS LLC”), and acquired the security position of the secured lender for an investment of $200,000 in cash plus additional costs associated with the foreclosure.  TDS LLC foreclosed on the inactive assets in January 2006 and contributed them to us in exchange for shares.

These assets consisted of computers, servers, furniture and fixtures, as well as the technology (Intellectual property) to support the online distribution of travel services.  TDS LLC did not transfer any of the accounts of GRS.

We commenced operations in January 2006 with an initial emphasis on Southeast Asia and intend to expand to other international locations, including South America and Europe.  Unlike the travel industry in the United States, which is highly fragmented and decentralized, emerging countries in Asia have only one or two flagship airlines for international routes, the airlines are controlled by the government, their fleets have been modernized, the carriers are generally profitable, the travel agencies are clustered in large associations, and the government has considerable influence over decisions which affect bookings and the issuance of tickets to domestic and foreign travelers.

We are a developmental stage company.  We are subject to risks and uncertainties, including new product development, actions of competitors, reliance on the knowledge and skills of our employees to be able to service customers, and availability of sufficient capital and a limited operating history.

The financial statements included elsewhere in this prospectus have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation as a going concern.  However, we have not generated any operating revenue, have incurred significant operating losses to date and have a negative cash flow from operations, which raises substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.

We have raised in excess of $8 million in equity capital.  We believe that the capital raised in the private placement offerings provides an opportunity for us to continue as a going concern.

In August 17, 2006, the Triton’s shareholders approved amendments to our Articles of Incorporation to increase our authorized shares of no par common stock to 100,000,000.

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, recoverability of intangible assets, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the valuation of intangible assets. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Intangible Assets

The determination of the fair value of certain acquired assets is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we have valued our intangible assets based on the historical purchase price.  All of our intellectual property was purchased by certain investors for $238,525 and contributed to us in exchange for shares of our common stock.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we evaluate our intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from our estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired and a second test is performed to measure the amount of impairment loss.  Amortization is computed using the straight-line method over the estimated useful life of the intellectual property of 10 years.

Revenue Recognition

We apply the guidance within SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”) to determine when to properly recognize revenue. SAB 104 states that revenue generally is realized or realizable and earned when persuasive evidence of an arrangement exists, services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured.

We provide electronic travel distribution services through our travel distribution system. These services are provided for airlines, car rental companies, hotels, tour and cruise operators and other travel sellers to travel agencies and their clients. We charge a fee for reservations booked through our distribution system. Revenue is recognized at the time the transactions are processed. However, if a transaction is subsequently canceled, the transaction fee or fees must be credited or refunded. Therefore, revenue is recorded net of an estimated amount reserved to account for cancellations which may occur in a future month. This reserve is calculated based on industry historical cancellation rates and will be based on our own cancellation rates once a sufficient history of cancellations is established.  In estimating the amount of future cancellations that will require a transaction fee to be refunded, we assume that a significant percentage of cancellations are followed by an immediate re-booking of the transaction, without a net loss of revenue.

Liquidity and Capital Resources

We had a cash and cash equivalents of $3,652,443 at September 30, 2006. Our total current assets at September 30, 2006 were equal to $3,758,744. We also had the following long term assets: $225,603 in furniture and equipment, net; $15,596 in net Web site development costs, net; and $220,636 in intellectual property, net.  Our total assets as of September 30, 2006 were $4,220,579.

Our total current liabilities were $132,716 at September 30, 2006, which was represented by accounts payable of $67,967, accounts payable - related party of $8,500 and accrued expenses of $56,249.

During the period from inception to September 30, 2006, we used $3,550,362 and $262,393 of cash in our operating and investing activities, respectively, and generated cash of $7,465,198 from our financing activities.

We have financed our operations primarily through cash generated from notes payable issued to related parties and the sale of our common stock.  In February 2006, we entered into a revolving credit agreement with certain of our investors for a maximum amount of $2,500,000.  We had outstanding various notes payable under this agreement of $1,981,867 which were repaid in full in July 2006.  The notes accrued interest at 6% per annum.  The notes were secured by all of our assets.

In July 2006, we completed a private placement offering where we sold 7,148,710 shares of our common stock for gross proceeds of $5,747,500.  After paying the commission and fees associated with the private placements of approximately $822,000 and repaying the notes payable and accrued interest to investors of approximately $2,013,000, we received approximately $2,912,500 from this private placement offering.

In July 2006, we completed a reverse acquisition transaction with Triton.  In accordance with the terms of the Share Exchange Agreement, we issued and exchanged 36,750,950 shares of our common stock for all 29,547,500 issued and outstanding shares of Triton common stock.  After the merger transaction, the stockholders of Triton own approximately 95% of our issued and outstanding shares and the management and board of directors of Triton were appointed as officers and two of our directors.  The exchange of shares has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of Triton obtained control of us.  Accordingly, the exchange of shares of the two companies has been recorded as a recapitalization of Triton, with Triton being treated as the continuing entity. Accordingly, Triton’s assets and liabilities are included in the balance sheet at their historical book values and the results of operations of Triton have been presented for the comparative prior period.

In September 2006, we completed a private placement offering of 3,450,000 shares of our common stock to one accredited investor, Al-Deera Holding Company KSCC, for an aggregate purchase price of $2,760,000. After paying the commission and fees associated with the private placements of approximately $138,000, we received approximately $2,622,000 from this private placement offering.

In September 2006, we completed a private placement offering of 287,500 shares of our common stock to one accredited investor, Univest Group Kuwait, for an aggregate purchase price of $230,000. After paying the commission and fees associated with the private placements of approximately $11,500, we received approximately $218,500 from this private placement offering.

Results of Operations

Revenue

We did not generate any revenue from our inception to September 30, 2006.

Operating Expenses

Our operating expenses from inception to September 30, 2006 were $4,152,735 which consisted of payroll and related benefits of $1,807,547, professional fees of $1,007,711, marketing and advertising of $99,680 and other general and administrative expenses of $1,237,797.

Interest expense from inception to September 30, 2006 was $30,915 which consisted of interest accrued on the notes payable to related parties and interest income for the same period was $11,747.

Our Plan of Operation

Our future expansion will be geographically driven.  Initially, we intend to maximize our business development opportunities in Asia where we have already established and further identified a significant base of country-specific partners and travel vendors, particularly national flag carriers and major hotel operators.  Our objective is to provide our foreign joint venture partners with our proprietary technology suite and management expertise, so they may drive the volume of transactions at the local level.

We believe that our Internet-based business model is highly scalable and can be replicated in several other important regions of the world.  Once our Asia footprint is further operational, we intend to leverage our platform into the United States, then Europe, and then South America.  We believe that the macroeconomic trends, such as high jet fuel and labor costs, airline and GDS deregulation, relatively low air fares, an industry-wide determination to cut distribution costs, and expansion of travel bookings over the Internet, favor our low-cost entry into these large, established and fully-addressable markets.  Our strategy, which we are employing in Asia, of selling the airlines first and the travel agencies will follow, is anticipated to be transferable to Europe and South America, in particular, where many airlines are government owned or subsidized, and where there is central control over the distribution channels that travel agencies use.

Employees

Our employee head count has increased from 20 at June 30, 2006 to 41 at September 30, 2006.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on his evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting him to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2006 we acquired all of the outstanding common stock of Triton Distribution Systems, Inc. for 36,750,950 shares of our common stock pursuant to a Share Exchange Agreement with Triton and its stockholders.

In July 2006 we issued an aggregate of 7,148,710 shares of our common stock to a group of 230 accredited investors through Brookstreet Securities Corporation, as Placement Agent, at $.80 per share pursuant to the exemption provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.  The shares were offered solely to accredited investors, no form of general advertising was used, all investors took the shares as an investment and not with the intent to distribute and all shares were issued with a restrictive legend thereon. As additional consideration for acting as our Placement Agent, we issued to Brookstreet warrants to acquire 1,429,742 shares of our common stock at $.80 per share and also issued to it 598,029 shares for investment banking consulting services valued at $.80 per share.

In July 2006 we issued 1,119,412 shares each valued at $.80 per share to Capital Group Communications, Inc. and Livestrong Venture Capital Partners, Inc. for investor relations services

In September 2006 we issued 3,450,000 and 287,500 shares of our common stock to two accredited Kuwaiti corporate investors, pursuant to the exemption provided by Section 4(2) of the Act, for $.80 per share and paid a finder’s fee of 185,000 common stock purchase warrants. The warrants are exercisable at $.80 per share until September 18, 2007. Both investors took the common stock for investment purposes and not with the intent to distribute and the certificates were issued with a restrictive legend thereon.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On August 17, 2006, the shareholders of Triton at a Shareholders' Meeting approved amendments to Triton’s Articles of Incorporation to change its name to Triton Distribution Systems, Inc. and to increase its authorized shares of no par common stock to 100,000,000 shares effective August 17, 2006. In addition, on August 17, 2006, the shareholders of Triton at a Shareholders' Meeting approved Triton’s 2006 Equity Incentive Plan.

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a) Exhibits

Number	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRITON DISTRIBUTION SYSTEMS, INC.

November 14, 2006	By:	/s/ Gregoy Lykiardopolous

Gregoy Lykiardopolous Chief Executive Officer