Form 10KSB
period 2006-12-31
Triton Distribution Systems, Inc.
filed 2007-04-02
CIK 1309541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒   Annual Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2006

☐   Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number: 000-29803

TRITON DISTRIBUTION SYSTEMS, INC.
(Name of small business issuer in its charter)

COLORADO	88-0407078
(State or other jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

One Harbor Drive, Suite 300
Sausalito, California 94965
(Address of principal executive offices)

(415) 339-4600
(Issuer's telephone number including area code)

Securities registered under Section 12(b) of the Exchange Act:
NONE.
Securities registered under Section 12(g) of the Exchange Act:
Title of Class: COMMON STOCK, PAR VALUE $0.001 PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for the short year ended December 31, 2006 were: 0

The aggregate value of the voting stock held by non-affiliates of the registrant as of March 15, 2007, computed by reference to the average bid and asked price of the registrant’s voting stock on the OTC Bulletin Board on such date was approximately $41,349,576.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 15, 2007 the issuer had 45,013,213 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	marketing and commercialization of our products under development;

•	our estimates regarding our capital requirements and our needs for additional financing;

•	plans for future products and services and for enhancements of existing products and services;

•	our ability to attract customers and the market acceptance of our products;

•	our intellectual property;

•	our ability to establish relationships with vendors, agencies, and other third party information system providers for the supply and distribution of products and services;

•	plans for future acquisitions and for the integration of those acquisitions; and

•	sources of revenues and anticipated revenues, including the contribution from the growth of new products and markets.

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In some cases, you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "predict," "potential," or the negative of these terms, and similar expressions intended to identify forward-looking statements. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: going-concern considerations; uncertain continued ability to meet our development and operational needs in view of our serious working capital shortage; no assurances of and uncertainty of future profitability; our plan to enter new, untested markets; our dependence on our management and the requirement of additional management in order to execute our operating plan; the uncertainty of the U.S. economic recovery and economic trends; the impact of competitive services and pricing; the Sarbanes Oxley Act has increased our legal, accounting and administrative costs; and many of such risk factors that are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this Report will in fact occur. All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

In this report, unless the context indicates otherwise, the terms " Triton," "we," "us," and "our" refer to Triton Distribution Systems, Inc., a Colorado corporation, and its subsidiaries.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Corporate History

Triton Distribution Systems, Inc., a Colorado corporation (the “Company”, or “we”) is the result of a merger between Petramerica Oil, Inc., a Colorado corporation, and Triton Distribution Systems, Inc., a Nevada corporation in July 2006 for 36,750,950 shares of our common stock. Triton was organized as a Nevada corporation in January 2006 to engage in the travel business.

On July 10, 2006, TDS entered into an exchange agreement with Petramerica Oil, Inc. (“Petra”), a publicly traded company. Petra was incorporated in the State of Colorado on September 22, 1986. It was formed to pursue oil and gas activities in the Rocky Mountain region, but was primarily involved in raising capital and did not conduct any significant operations since inception. Pursuant to the exchange agreement, Petra acquired 29,547,500 shares of TDS’ common stock, which represented all of the issued and outstanding shares of common stock of TDS, in exchange for 36,750,950 shares of Petra’s common stock.

Concurrently with the closing of the exchange agreement TDS also purchased and retired 400,000 shares of Petra common stock for $400,000. Upon completion of the foregoing transactions, Petra had an aggregate of 38,438,860 shares of common stock issued and outstanding.

As a result of the merger, TDS’s stockholders own approximately 95.6% of the combined company and the directors and executive officers of TDS became the directors and executive officers of Petra. Accordingly, the transaction has been accounted for as a reverse acquisition of Petra by TDS resulting in a recapitalization of TDS rather than as a business combination. TDS is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, TDS’ assets and liabilities will be included in the consolidated balance sheet at their historical book values and the results of operations of TDS will be those presented for the comparative prior period. The consolidated statement of stockholders’ equity as of June 30, 2006 has been restated as if the above transaction took place on the first day for which the consolidated statement of stockholders’ equity is presented The historical cost of the net assets of Petra that were acquired was $0. Pro forma information is not presented as the financial statements of Petra are insignificant. In addition, on August 17, 2006, Petra changed it name to Triton Distribution Systems, Inc.

We have incurred operating losses since inception in January 10, 2006 and during this period we have also consumed significant cash and other financial resources, and presently have minimal liquidity. We have focused our efforts on near term revenue opportunities to achieve break-even operating results. In addition, we intend to pursue outside debt and equity financing that can provide Triton with longer term capital and generally improve its balance sheet and financial stability.

We are in a very precarious cash position. As of December 31, 2006, we had an aggregate cash balance of $1,944,287. We currently depend on funds raised from financing activities to continue our operations. Our ability to sustain operations through fiscal 2007 is predicated upon certain critical assumptions, including (i) that our efforts accelerate sales activities are successful, (ii) that we are able to meet our development schedule (iii) that we will not incur additional unplanned expenditures in fiscal 2007, (iv) that we will be successful in our pursuit of outside debt or equity financing, and (v) that we will not incur unexpected significant cash outlays during any period of fiscal 2007.

General

Triton is a development stage Web-based electronic catalog primarily focused on travel services distribution. The travel marketplace is a global arena in which millions of “buyers” such as travel agents and consumers and “sellers” such as airlines, hotels, car rental agencies, cruise ship lines, tour operators and entertainment companies come together. Among the systems available to buyers in their search for travel options, availability and rates are Global Distribution Systems companies, known as “GDSs,” which are accessed primarily by travel agents and Internet travel Web site companies such as Cendant Corp.’s Orbitz, Expedia, Inc.’s Expedia.com and Sabre Holdings Corp.’s Travelocity, which are accessed by consumers. These systems electronically connect a vast network of travel product sellers and globally dispersed travel agents and consumers.

Our core business is the electronic distribution of travel inventory from travel sellers to travel agencies and their clients. Unlike Orbitz, Expedia and Travelocity, which are targeted to consumers we operate solely as a vendor to travel agents through our business-to-business, or “B2B,” Web-based distribution system. We favor the B2B market because we estimate that 80% of global airline tickets are issued by travel agents and an estimated 70% of all travel is booked through travel agents. Moreover, the Cruise Line International Association estimates that more than 90% of cruises are booked through travel agents.

Our target travel sellers are airlines, including air consolidators that purchase bulk seats on major carriers and resell air travel at reduced pricing, property management vendors and suppliers, such as hotel chains, independent hotels, resorts, vacation lodgings and bed & breakfasts, car rental agencies, tour operators such as bus tours, expeditions, walking tours and adventure packages, cruise lines providing global sailing trips, scenic or specialty cruises within a region, and special custom cruises, and local transportation service providers such as limousines, shuttles, ferries and other local modes of transportation typically needed by travelers. Our target travel buyers are travel agencies around the world. Initially we are focusing on travel agencies in Southeast Asia and China.

We have had no revenue since inception (January 10, 2006) and have incurred operating losses of $6,552,079, $2,220,002 and $2,380,176 for the period from inception (January 10, 2006) to December 31, 2006, the three months ended September 30, 2006 and the three months ended December 31, 2006, respectively. At December 31, 2006 we had $2,512,487 of working capital and an accumulated deficit of $6,552,079.

As a result of our lack of revenue and ongoing operating losses our independent registered public accounting firm has issued a going concern opinion in connection with their audit of our consolidated financial statements for the year ended December 31, 2006. Based upon our current rate of losses, and assuming we raise no additional funds, we will have expended all of our working capital funds by April 2007.

Travel Industry Background and Trends

The airline and general travel industries have dramatically changed since the 1960s. At that time, there was a virtual travel reservation monopoly controlled by the major United States and international airlines. These carriers had their own dedicated computer reservations systems with mainframe hardware and the generation of paper tickets. The computer reservation systems developed by American Airlines, TWA (Northwest and Delta), United Airlines, Lufthansa and Air France became the GDSs. After years of operation, the airlines ultimately sold their interests in the GDSs, principally for economic and antitrust reasons.

For decades, the B2B travel agent distribution industry has been dominated by the “big four” GDSs:  Sabre Inc., wholly-owned by Sabre Holdings Corporation; Amadeus Global Travel Distribution S.A.; Galileo International Inc., owned by Cendant Corporation; and Worldspan, L.P. There are also several other smaller GDSs, all of which are mainframe-based, including Abacus, which operates solely in Asia.

The GDSs aggregate travel inventory from major airlines, hotels, auto rental companies and other travel sellers and distribute them to travel agents. Historically GDS’s have maintained their inventory on mainframe computers which required them to install dedicated hardware at each travel agency location and connect this network worldwide with dedicated hard-wired telephone lines. These systems are very expensive, cumbersome to install and maintain, and they require training to use.

With the advent of the Internet and personal computers, the travel industry is experiencing greater transparency and there is generally increased access to travel industry data, a broader selection of inventories and more comprehensive service for corporate and leisure travelers.

Products and Services

Our target travel sellers are airlines, including air consolidators that purchase bulk seats on major carriers and resell air travel at reduced pricing, property management vendors and suppliers, such as hotel chains, independent hotels, resorts, vacation lodgings and bed & breakfasts, car rental agencies, tour operators such as bus tours, expeditions, walking tours and adventure packages, cruise lines providing global sailing trips, scenic or specialty cruises within a region, and special custom cruises; and local transportation service providers such as limousines, shuttles, ferries and other local modes of transportation typically needed by travelers. Our target travel buyers are travel agencies around the world, although initially we are focusing on travel agencies in Southeast Asia and China.

Triton will offer a broad array of proprietary products and services in various target markets. These products and service offerings can be divided into three categories:  (1) B2B products, (2) portal products and (3) Web services.

PRINCIPAL PRODUCTS

B2B Products

Our principal B2B product offerings will consist of ReservationExpert™, CruiseExpert™ and TourExpert™. These proprietary products have the ability to translate the various command languages of the travel-based GDSs into one common command language for travel procurement agents. Previously, this command language communicated with Apollo/Galileo and the Worldspan GDS platform, but now communicates with the major airlines directly. With these products, a travel agent with little or no experience can execute travel-related transactions.

These products support B2B e-commerce, including agent-based activities for booking travel, as well as “back office” functions associated with the operation of a travel agency. We have developed a suite of user-friendly, point-and-click Internet-based B2B products for travel industry professionals (travel agencies, home-based agents and corporate travel departments) to easily access GDSs and to facilitate direct connections with travel sellers so they can, make travel arrangements and sell travel products and services to end customers.

Portal Products

Our portal products will support consumer-oriented portals linking Internet customers with travel sellers. In the Internet age, portals efficiently link buyers and suppliers. To address this, Triton positions three core products as “e-enablers”: ResLink™, CruiseLink™ and TourLink™. These products allow customers to book travel and travel-related activities through a subscriber agency’s Web site directly from the Internet in a user-friendly browser environment. Where applicable, these products are promoted for customizations and private-labeled for Triton subscribers. This solution allows subscribers to maintain their individual corporate or agency identity while providing their customers the convenience of Internet access for travel research and/or booking activities under Triton’s or the agency’s banner.

Triton will also market its XML Gateway as a generic portal e-enabling product. The XML Gateway provides customers the ability to establish communication links between their Web site and systems that exchange data such as a GDS or other major system repository. This unique product is leveraged heavily for use with legacy systems that have data elements with a common meaning, but which have dissimilar data structures or naming conventions within the respective systems. The XML Gateway supports effective translation of these disparate data elements such that each system can effectively exchange data with its counterpart.

Web Services

We intend to offer Web Services which will enable and drive the new generation of Internet-based applications. These services support application-to-application Internet communication, that is, applications at different network locations can be integrated to function as if they were part of a single, large system. Examples of applications that could take advantage of our Web Services product include automated business transactions, direct non-browser desktop, handheld device access to reservations and order-tracking systems.

Web Services, such as travel inventory warehouse services, provide travel sellers and suppliers a distribution channel through travel agents and Internet users. One of the competitive advantages of this service is the ability of travel sellers to have real-time inventory management capabilities. Our Tritontwist program assists travel sellers of travel-related inventory in storing and managing their travel merchandise. It also allows buyers to peruse and purchase this inventory. Tritontwist is designed to be the common focal point from which buyers and travel sellers of travel-related products meet to consummate a travel transaction. At present, a travel agent usually subscribes to no more than one GDS, and must lease equipment that is dedicated to that particular system. However, with the introduction of Tritontwist, an agent can subscribe to Tritontwist and immediately gain access to many direct-connect airlines and GDS systems. This access is achieved with only a personal computer, printer and Internet connection.

Other Products

Tritontwist will be offered to our current and anticipated subscriber base of travel agencies and other customers. Tritontwist is the platform we will use to offer direct-connect to large travel suppliers, such as airlines, and to consolidate the fragmented travel and entertainment inventory that is not currently available through GDSs. Upon loading their inventory, travel sellers immediately have a network of Triton professional travel agency subscribers through which their products and services can be sold. In addition to the growing number of Triton subscribers, travel sellers may be able to establish links from their own Web sites so their inventory will be available to Internet users seeking to purchase their travel products.

Sales and Marketing

 The Company plans to promote itself through: (1) direct sales efforts using telephone sales, conventional media advertising, internet marketing, (2) marketing and distribution agreements with regional or national travel associations. These marketing and distribution agreements will be focused on travel sellers and telecommunications service and infrastructure providers who we believe can provide sales and support in markets where we currently have a limited presence.

We currently employ three inside sales people to help customers and prospect business from various forms of lead generation. We may also engage independent sales agents in various geographic areas.

Our marketing strategy is to promote and enhance our brand by participating in targeted industry conferences and seminars, as well as engaging in a public relations campaign. This strategy is designed to strengthen our brand name and generate new agent users by increasing the awareness of our brand within the travel services industry. The extent of the sales and marketing of our products and services is dependent on our continued ability to raise capital and grow revenues, of which no assurances are given.

Initially, we intend to target travel buyers by marketing directly to consortiums or other organizations of travel agents primarily in Southeast Asia and China. To date, we have completed and signed a distribution agreement in the Philippines which is described under “Distribution Agreements - NAITAS” and we are in the process of marketing to parts of Southeast Asia, China and the Middle East.

Our target markets for travel sellers are the three major market segments within the travel industry: travel carriers (airlines), travel vendors (charter yachts, executive jets, boutique hotels and bed & breakfasts, limos, etc.), and travel agencies, including independent and corporate travel agencies.

In 2006, Triton has targeted airlines within Southeast Asia and the Middle East. The primary targets are the national carriers for Malaysia, Taiwan, Thailand, Singapore, the Philippines and certain national carriers in the Middle East. Our senior management personally contacts airline representatives.

Triton also markets through participation in domestic and international industry trade shows and travel-related events. Participation in these trade shows and events helps us build brand equity and sustain our unique identity in the travel field. These events also generate sales and strategic alliances.

Triton also engages a communications agency to assist in developing and implementing a cohesive communications campaign, conveying our messages and deliverables to appropriate target markets within the travel industry. The communication campaign consists of a range of tools that build brand awareness and bring the value of Triton’s products and services to the marketplace. These tools include advertising in trade, press and other industry publications, promotions, press releases and targeted distribution of marketing material.

We are also seeking local marketing and distribution agreements partners. We believe that regional or national travel associations and consolidating agencies have extensive knowledge of the countries’ and region’s cultures. Triton will assume the role of a wholesale distributor. The partner will be responsible for developing strategic marketing initiatives that can accelerate revenue growth in these respective local markets. Each of us will focus on its respective core competencies; Triton will focus on maintaining and developing advanced technologies and the licensees will be responsible for developing the advertising campaigns.

Distribution Agreements

In order to obtain and distribute travel products, Triton has entered into agreements with travel sellers, telecommunications services and infrastructure providers as described below. Each of these agreements may be terminated by either party on 30 days written notice to the other. Each agreement provides for the payment by travel sellers of customary travel commissions to our travel agent buyers and to us. All of the agreements are non-exclusive to us.

•    Galileo. Galileo is one of the four major GDSs and is significant due to Galileo’s entrenched base of airline bookings, the number of countries in which it distributes (107), the number of locations (41,200) and terminals (173,300) connected to the system, and the number of vendors providing product over Galileo’s system: 511 airline vendors, 257 airlines with direct links, 39 car rental companies, 224 hotel vendors covering 46,046 properties, 368 tour operators and nine cruise lines according to www.reserve.com/Galileo. Galileo also represents that, using marketing data derived from public sources, its market share, by region, for airline bookings is: Middle East and Africa 75%; Europe 30%; Asia Pacific 50%; Latin America 12% and North America 25%.

Another important aspect of the Galileo relationship is that it will enable Galileo’s 43,500 travel agencies to directly access, in real time, the inventories of Triton’s travel sellers. Beyond the Philippines and Malaysia, other Asian airlines and Asian travel companies are seeking exposure of their domestic travel products to international visitors, and with the Galileo relationship in place, new customers receive additional benefits from subscribing to Triton.

The service contract with Galileo includes a minimum volume requirement of 240,000 segments. Under the current amendment to the contract, to the extent that segments fall short of 240,000 by June 01, 2007, we would liable for $0.50 per segment.

•    NAITAS.  In February 2006, Triton signed a three-year marketing and distribution agreement with NAITAS, a group of 1,000 travel agencies located throughout the Philippines. NAITAS estimates that it books approximately $900 million of airline tickets annually and has agreed to endorse and promote Triton’s system to at least 60% of its member agencies in the Philippines. We pay NAITAS a $6,000 monthly stipend to promote our products and services to member travel agencies in the Philippines.

•    Malaysia Airlines. Triton recently executed a distribution and service agreement with Malaysia Airlines, one of the world’s largest airlines. The carrier operates a fleet of approximately 100 aircraft and serves more than 100 destinations on six continents. Malaysia Airlines has indicated that it intends to encourage travel agents that are not currently on a GDS system to begin processing their business through Triton.

•    Yoee. Yoee.com is a domestic airline ticket Web site built by China’s senior air travel service, Beijing Fesco Air Service, and is China’s single largest portal for domestic airline reservations, hotel and car travel inventory. Yoee markets this inventory directly to consumers in China. The agreement with Yoee allows Triton to market Yoee’s inventory of 25 domestic Chinese airlines to travel agencies throughout the world. Since none of this inventory is currently available to the major GDSs, Triton offers foreign travel agents a way to access domestic Chinese airline inventory. This arrangement is also important to travel agents and travelers because, without access to domestic Chinese inventory in real time, foreign travel agents can only book tickets through the GDSs to Beijing or Shanghai. Currently, if a traveler needs to fly from its gateway city to other cities within China, a separate booking is required and the traveler must claim his or her baggage at the gateway airport, and then check back in with the domestic airline. However, by ticketing through Triton, travel agents can seamlessly book their clients on domestic Chinese flights and into five-star hotels in major Chinese cities.

•    Carnival Cruises. We have entered into an agreement with Carnival Cruises to develop a direct interface to access on a real-time basis Carnival’s worldwide inventory of cabins. As of February 2006, Carnival was the largest cruise line with 77 ships in operation and a passenger capacity of 132,082 lower berths. Only two other GDSs, Sabre and Galileo, offer Carnival Cruise’s inventory. When completed, we will offer travel agents the ability to access cruise inventory on a live basis, in real time.

•    China International Travel Service. CITS is China’s largest travel consortium and includes 1,400 travel agents and their operators throughout China. Our September 2006 agreement with CITS allows CITS and its affiliates to book travel through our system both within and outside China.

•    SkyEyes Airlines. In September 2006, we entered into a distribution agreement with SkyEyes Airlines, a Thai commercial airline, to provide SkyEyes reservation services through our system.

•    Univest Group, Ltd. In September 2006, we entered into a consulting agreement with Univest pursuant to which Univest will market our travel services to its network of airlines and hotels throughout the Middle East.

Competition

Triton has three primary groups of competitors each of who operate in one or two of our product or service categories.

WEB AND MAIN FRAME BASED

Triton competes with entities with offerings similar to Triton Web Services. These are the four major GDS providers, Sabre, Amadeus, Galileo and Worldspan, and some smaller ones such as Abacus, which is 35% owned by Sabre. Their product offerings are primarily mainframe based. G2Switchworks (“G2”) is a start-up company that intends to offer Web-based distribution services. G2 is attempting to penetrate the United States market but it only has access to the inventory of a limited number of airlines for beta testing. We believe we will be able to offer greater breadth and depth of inventory with superior presentation at a lower cost. We believe Triton’s Internet-based technology will enable us to provide comprehensive global distribution services at a lower cost than the four major GDSs, which rely on legacy mainframe technology.

Travel inventory as currently distributed is disaggregated and maintained in disparate inventory systems even within various distribution system providers. As a general practice, airlines do not provide their entire inventory of seats or best prices to the GDSs, and travel consolidators typically do not deal with GDSs because of their high charges. Similarly, other vendors, such as hotel chains and cruises ship operators, generally keep their best inventory and prices for direct sales. In addition, airlines, hotel and cruise ship operators do not provide their inventories or best prices to online travel Web sites such as Expedia, Travelocity, Priceline and Orbitz. We believe that we have a competitive advantage over GDSs and online travel Web sites because we will have access to the complete inventories and best fares and rates of several large operators.

STAND-ALONE SOFTWARE SOLUTIONS

We also compete with B2B competitors. Several small companies provide software solutions that address certain aspects of the global travel distribution industry. But they are selling software and are not providing actual services. Companies in this category are Datalex, TRX Technology Services, GetThere.com, Journey and Genesis. Datalex’s competency is its ability to develop Internet booking engines. TRX Technology Services sells software with an emphasis on quality control assurance, attempting to minimize transaction-processing time for users. GetThere.com markets corporate travel solution software. Both GetThere.com and Nexion have merged with Sabre, one of the four GDS’s. Journey consists of an alliance of individual travel agencies banding together under one airline reporting corporation number to achieve favorable rates from travel sellers and GDSs. Genesis is planning to be a common Internet-based booking and ticketing platform.

WEB BASED TRAVEL AGENCIES

The third group represents indirect competitors to the supplemental portal product suite offered to the Company’s B2B subscribers. Representative competitors are Travelocity, Expedia, Priceline, Orbitz and WorldRes. These companies offer Web-based search engines that assist the consumer in making travel arrangements directly over the Internet. Triton offers Chinese domestic travel inventory through its agency subscribers as well as its Tritontwist inventory. This inventory includes tours, merchandise, travel insurance and travel services such as travelers’ checks and visa services.

Technology

Triton conducts business with airlines, hotels, car rental companies, tour companies, cruise lines, entertainment venues, travel sellers and travel agents in the following manner:

•    All Triton products will be distributed to travel agencies over the Internet from the Triton portal, lowering the cost of distribution. Travel inventory from airlines, hotels, car rental companies, tours and cruises will be made available to agencies through the Triton network. With only a personal computer, a broadband Internet connection and a printer, a travel agent can securely connect to a Triton operations center.

•    We will provide travel professionals with “Travel Agency in a Box,” which is a low-cost method for travel agents to begin interfacing with Triton’s product offerings. The package consists of a Dell personal computer, pre-loaded with Windows XP, Travel Expert 2 and virus protection, an inexpensive printer (for ticket production), an online Travel Resource Center and DSL/cable Internet access.

•    Triton will distribute airline inventory of selected airlines on a direct connect basis.

•    Triton will distribute cruise, tour, entertainment and travel services inventory on either a direct connect basis or through our [Web Services Data Warehouse?], which features real-time inventory management capabilities for subscribers.

All back-end systems connect over the SITA network to individual airlines and other travel providers. Our products are built using the latest technologies, including Java, XML, Web Services and .Net. This choice of technology allows us to design operations centers that are scalable, highly secure and redundant, yet require a minimum of hardware investment compared with the mainframe-based cost structure of the traditional GDSs.

Although we may in the future license technology to enhance our products or services, we do not now license technology from any third parties. We protect our proprietary technology through a combination of contractual provisions, confidentiality procedures, trade secrets and trademark laws. Triton’s trade secrets are being protected in several ways, such as requiring all people with access to proprietary information, including employees, consultants and customers, to execute confidentiality agreements. Triton also restricts access to its source codes, trade secrets and other intellectual property.

Research and Development

The Company expended research and development costs of $790,378 and $316,997 for the period from inception (January 10, 2006) to December 31, 2006 and the three months ended December 31, 2006, respectively.

Travel Industry Regulation

The United States and foreign governments heavily regulate certain segments of the travel industry, and Triton’s services are affected by such regulations. Triton is subject to the United States Department of Transportation (“DOT”) regulations prohibiting unfair and deceptive practices. In addition, DOT regulations concerning the display and presentation of information that are currently applicable to the GDSs could be extended to Triton in the future, as well as other laws and regulations aimed at protecting consumers accessing online travel services. If required to register as a seller of travel, then Triton will need to comply with certain disclosure requirements and participate in California’s restitution fund.

Triton is subject to regulations applicable to businesses generally and laws or regulations directly applicable to online commerce. Although there are currently few laws and regulations directly applicable to the Internet and commercial online services it is possible that a number of laws and regulations may be adopted covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Further, the growth and development of electronic commerce may lead to more stringent consumer protection laws that may impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or commercial online services, which could decrease the demand of Triton’s services and increase the Company’s cost of doing business. These events could significantly harm our operating results.

Employees

As of December 31, 2006, we had 45 employees. Our personnel are not subject to any collective bargaining agreements and the Company has not experienced any work stoppages. The Company believes that its labor relations are satisfactory.

ITEM 2.    DESCRIPTION OF PROPERTY

Our corporate offices are located at One Harbor Drive, Suite 300, Sausalito, California 94965, and our telephone number is (415) 339-4600. Our Web site address is www.tritonds.com. Information on the Web site is not a part of this report.

We lease approximately 9,000 square feet of office space in Sausalito, California for our corporate offices under a five-year lease terminating in May 2010 at a cost of approximately $25,000 per month.

In September of 2006 we leased approximately 2,400 square feet of office space in Manila, Philippines for a sales office under a three-year lease terminating in November 2009 at a cost of approximately $3,100 per month.

Also in September of 2006 we leased approximately 3,100 square feet of office space in Beijing, China for a sales office under a two-year lease terminating in August 2008 at a cost of approximately $6,800 per month.

ITEM 3.    LEGAL PROCEEDINGS

We are not involved in any pending or threatened legal proceedings

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2006.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF SECURITIES

Our common stock was quoted on the NASD’s Bulletin Board under the trading symbol “PTRI” from July 14, 2006 until August 18, 2006, when the common stock commenced quotation under the symbol “TTDS.OB” The high and low closing prices of our common stock from July 14, 2006 to March 15, 2007 were $8.50 and $1.25, respectively. These closing prices do not reflect retail mark-up, markdown or commissions.

	Bid Price
Period	High	Low
2007:
First Quarter (1)	$4.00	$1.60
2006:
Fourth Quarter (2)	6.50	3.75
Third Quarter (3)	8.50	3.05

(1)	From January 1, 2007 to March 15, 2007
(2)	From October 1, 2006 to December 31, 2006
(3)	From July 14, 2006 to September 30, 2006

As of March 15, 2007, we had approximately 376 stockholders of record.

The Company’s transfer agent is Computershare Trust Company, Inc., which is located at 350 Indiana Street, Suite 800, Golden, Colorado 80401 and can be reached at (303) 262-0600.

In July 2006, we completed a private placement where we sold 5,747,500 shares of our common stock for gross proceeds of $5,747,500.  Costs of the offering were commission and fees of approximately $813,000. After paying those costs and repaying the notes payable and accrued interest to related party lenders of approximately $2,013,000, we received approximately $2,921,500 from this private placement offering.

In July 2006, we completed a reverse acquisition transaction with Triton.  In accordance with the terms of the Share Exchange Agreement, we issued and exchanged 36,750,950 shares of our common stock for all 29,547,500 issued and outstanding shares of Triton common stock.  After the merger transaction, the stockholders of Triton own approximately 95.6% of our issued and outstanding shares and the management and board of directors of Triton were appointed as officers and two of our directors.  The exchange of shares has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of Triton obtained control of us.  Accordingly, the exchange of shares of the two companies has been recorded as a recapitalization of Triton, with Triton being treated as the continuing entity. Accordingly, Triton’s assets and liabilities are included in the balance sheet at their historical book values and the results of operations of Triton have been presented for the comparative prior period.

On August 17, 2006, Triton’s shareholders approved amendments to our Articles of Incorporation to increase our authorized shares of no par common stock to 100,000,000.

In September 2006, we completed a private placement of 3,450,000 shares of our common stock to one accredited investor, Al-Deera Holding Company KSCC, for an aggregate purchase price of $2,760,000. After paying the commission and fees associated with the private placements of approximately $138,000, we received approximately $2,622,000 from this private placement.

In September 2006, we completed a private placement offering of 287,500 shares of our common stock to one accredited investor, Univest Group Kuwait, for an aggregate purchase price of $230,000. After paying the commission and fees associated with the private placement of approximately $ 11,500, we received approximately $218,500 from this private placement.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

We have incurred operating losses since inception in January 10, 2006 and during this period, we have also consumed significant cash and other financial resources, and presently have minimal liquidity. In response to these conditions, we have focused all of our efforts on near term revenue opportunities to achieve break-even operating results. In addition, we intend to pursue outside debt and equity sources of financing that can provide Triton with a longer term source of capital and generally improve its balance sheet and financial stability.

We are in a very precarious cash position. As of December 31, 2006, we had an aggregate cash balance of $1,944,287. We currently depend on funds raised from financing activities to continue operations. If the company continues to generate a loss on operations, it will become increasingly difficult to execute our plan of operations. Our ability to sustain operations through fiscal 2007 is predicated upon certain critical assumptions, including (i) that our efforts accelerate sales activities are successful, (ii) that we are able to meet our development schedule (iii) that we will not incur additional unplanned expenditures in fiscal 2007, (iv) that we will be successful in our pursuit of outside debt or equity financing, and (v) that we will not incur unexpected significant cash outlays during any period of fiscal 2007.

Overview

We are an emerging, next generation Web-based travel services distribution company.  Our core business is the electronic distribution of travel inventory from airlines, car rental companies, hotels, tour and cruise operators, and other travel sellers to travel agencies and their clients on a global basis.

We commenced operations in January 2006 with an initial emphasis on Southeast Asia and intend to expand to other international locations, including South America and Europe.  Unlike the travel industry in the United States, which is highly fragmented and decentralized, emerging countries in Asia have only one or two flagship airlines for international routes, the airlines are controlled by the government, the travel agencies are clustered in large associations, and the government has considerable influence over decisions which affect bookings and the issuance of tickets to domestic and foreign travelers.

Results of Operations

Revenue

We did not generate any revenue from inception (January 10, 2006) to December 31, 2006. However we have begun installing ReservationExpert™ and expect to have in excess of 1,000 agent users online by the March 31, 2007. We expect to realize revenue from these agent users in our quarter ending June 30, 2007.

Operating Expenses

Our operating expenses from inception (January 10, 2006)) to December 31, 2006 were $6,552,079 which consisted of payroll and related benefits of $2,844,965, professional fees of $1,674,635, marketing and advertising costs of $302,224,interest income net of interest expense of $11,546 and other general and administrative expenses of $1,741,801.

Our operating expenses for the three months ended December 31, 2006 were $2,380,176 which consisted of payroll and related benefits of $1,037,419, professional fees of $741,685, marketing and advertising costs of $97,783, interest income of $30,714 and other general and administrative expenses of $534,004.  We expect our operating expenses to increase by as much as 30% through December 31, 2007 primarily in customer service to support expected growth in agent users and development expense as we add functionality to our products. Expenses may continue to increase in the future as we execute on our business plan.

Interest expense from inception (January 10, 2006) to December 31, 2006 was $30,915 which consisted of interest accrued on notes payable to related parties. In July 2006, the Company repaid in full its notes payable - related party $1,981,867 and accrued interest - related party $30,915 from the proceeds of the private placement.

Our Plan of Operation

Our future expansion will be geographically driven.  Initially, we developed opportunities in Asia where we had already established a base of country-specific partners and travel vendors.  We established our base by opening sales offices in Asia and signing travel distribution agreements with travel providers in Asia. Our objective is to provide local partners our product suite and management expertise, to assist them in developing the market at the local level. Having established a presence in Asia, we began marketing our products to travel agencies and travel inventory vendors in the United States in February, 2007.

During the first half of 2007, we plan to have our Philippine, China and United States operations begin selling travel products and establish operations in Europe, South America and India. To facilitate this we have set up our teir one customer support operations at our headquarters in Sausalito, Ca. and established remote customer support and sales operations in Manila, Beijing and established marketing agreements in Europe and the Middle East. We anticipate that the cost of achieving these milestones will be approximately $3.0 million.

Liquidity and Capital Resources

We had cash and cash equivalents of $1,944,287 at December 31, 2006. Our total current assets at December 31, 2006 were $2,789,831.

We have incurred operating losses since inception in January 10, 2006 and during this period we have also consumed significant cash and other financial resources, and presently have minimal liquidity. In response to these conditions, we have focused all of our efforts on near term revenue opportunities to achieve break-even operating results. In addition, we intend to pursue outside debt and equity sources of financing that can provide Triton with a longer term source of capital and generally improve its balance sheet and financial stability.

We are in a very precarious cash position. As of December 31, 2006, we had an aggregate cash balance of $1,944,287. We currently depend on funds raised from financing activities to continue our operations. Our ability to sustain operations through fiscal 2007 is predicated upon certain critical assumptions, including (i) that our efforts accelerate sales activities are successful, (ii) that we are able to meet our development schedule (iii) that we will not incur additional unplanned expenditures in fiscal 2007, (iv) that we will be successful in our pursuit of outside debt or equity financing, and (v) that we will not incur unexpected significant cash outlays during any period of fiscal 2007.

Our total current liabilities were $277,344 at December 31, 2006, which consists of accounts payable of $242,579, accrued expenses of $4,514, accrued payroll of $19,269 and deferred lease liability of $10,982.

During the period from inception (January 10, 2006) to December 31, 2006, we used $5,107,281 and $413,630 of cash in our operating and investing activities, respectively, and generated cash of $7,465,198 from our financing activities.

During the three months ended December 31, 2006, we used $1,416,940 and $151,237 of cash in our operating and investing activities, respectively, and generated cash of $139,979 from our financing activities. We have financed our operations primarily through cash generated from notes payable issued to related parties and from the sale of shares of our common stock.  In February 2006, we entered into a revolving credit agreement with certain of our investors for a maximum amount of $2,500,000. In July 2006, the Company repaid in full all amounts owing under the revolving credit agreement of $1,981,867 in principal and $30,915 of accrued interest from the proceeds of the private placement.

In July 2006, we sold 5,747,500 shares of our common stock for gross proceeds of $5,747,500 in a private placement.  After paying the commission and fees associated with the private placements of approximately $813,000 and repaying the notes payable and accrued interest to investors of approximately $2,013,000, we received approximately $2,921,500 from this private placement.

In July 2006, we completed a reverse acquisition transaction with Triton.  In accordance with the terms of the Share Exchange Agreement, we issued and exchanged 36,750,950 shares of our common stock for all 29,547,500 issued and outstanding shares of Triton common stock.  After the merger transaction, the stockholders of Triton own approximately 95.6% of our issued and outstanding shares and the management and board of directors of Triton were appointed as officers and two of our directors.  The exchange of shares has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of Triton obtained control of us.  Accordingly, the exchange of shares of the two companies has been recorded as a recapitalization of Triton, with Triton being treated as the continuing entity. Accordingly, Triton’s assets and liabilities are included in the balance sheet at their historical book values and the results of operations of Triton have been presented for the comparative prior period.

In September 2006, we completed a private placement of 3,450,000 shares of our common stock to one accredited investor, Al-Deera Holding Company KSCC, for an aggregate purchase price of $2,760,000. After paying the commission and fees associated with the private placements of approximately $138,000, we received approximately $2,622,000 from this private placement.

In September 2006, we completed a private placement of 287,500 shares of our common stock to one accredited investor, Univest Group Kuwait, for an aggregate purchase price of $230,000. After paying the commission and fees associated with the private placements of approximately $ 11,500, we received approximately $218,500 from this private placement.

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

Intangible Assets

The determination of the fair value of certain acquired assets is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we have valued our intangible assets based on the historical purchase price.  All of our intellectual property was purchased by certain investors for $238,525 and contributed to us in exchange for shares of our common stock.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we evaluate our intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from our estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired and a second test is performed to measure the amount of impairment loss which is the difference between the net book value of the asset and its fair value. Fair value is determined by the present value of future cash flows using multiple scenarios that reflect the range of possible outcomes and a risk-free rate.   Amortization is computed using the straight-line method over the estimated useful life of the intellectual property of 10 years.

Stock Based Compensation

We adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. In determining the fair value of employee stock options we will periodically evaluate the stock option exercise behavior of our employees and determined that the best estimate of the expected term of stock options. Due to the limited history of our company, for all options granted in 2006 we have estimated that the expected term of the employee options to be 3 years. At the time the first round of stock options were granted in 2006, we were not a publicly traded company, therefore the expected volatility of our stock was based on the historical volatility of public companies in our industry. The expected volatility used to estimate the fair value of our employee options was 22%. During the second round of stock options granted later in the year, we based the historical volatility on our own company stock. The expected volatility used to estimate the fair value of the second round of employee options was 86%.

Recent Accounting Pronouncements

Revenue Recognition

We apply the guidance within SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”) to determine when to properly recognize revenue. SAB 104 states that revenue generally is realized or realizable and earned when persuasive evidence of an arrangement exists, services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured.

We provide electronic travel distribution services through our travel distribution system. These services are provided for airlines, car rental companies, hotels, tour and cruise operators and other travel sellers to travel agencies and their clients. We charge a fee for reservations booked through our distribution system. Revenue is recognized at the time the transactions are processed. However, if a transaction is subsequently canceled, the transaction fee or fees must be credited or refunded. Therefore, revenue is recorded net of an estimated amount reserved to account for cancellations which may occur in a future month. This reserve is calculated based on industry historical cancellation rates and will be based on our own cancellation rates once a sufficient history of cancellations is established.  In estimating the amount of future cancellations that will require a transaction fee to be refunded, we assume that a significant percentage of cancellations are followed by an immediate re-booking of the transaction, without a net loss of revenue. In the event we cannot reasonably rely on industry averages prior to establishing a cancellation history of our own, we will defer revenue recognition until management is satisfied all contingencies have been removed.

ITEM 7.    FINANCIAL STATEMENTS

The financial statements together with the independent auditors report thereon appear beginning on Page F-1 of this Report.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.        CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b)    Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

RISK FACTORS

Risks Related to Our Business

You should not rely on our past results to predict our future performance because our operating results fluctuate due to factors which are difficult to forecast.

We have incurred operating losses since inception in January 10, 2006 and during this period, we have also consumed significant cash and other financial resources, and presently have minimal liquidity. In response to these conditions, we have focused all of our efforts on near term revenue opportunities to achieve break-even operating results. In addition, we intend to pursue outside debt and equity sources of financing that can provide Triton with a longer term source of capital and generally improve its balance sheet and financial stability.

We are in a very precarious cash position, as of December 31, 2006, we had an aggregate cash balance of $ 1,944,287. We currently depend on funds raised from financing activities. If the company continues to generate a loss on operations, it will become increasingly difficult to execute our plan of operations. Our ability to sustain operations through fiscal 2007 is predicated upon certain critical assumptions, including (i) that our efforts accelerate sales activities are successful, (ii) that we are able to meet our development schedule (iii) that we will not incur additional unplanned expenditures in fiscal 2007, (iv) that we will be successful in our pursuit of outside debt or equity financing, and (v) that we will not incur unexpected significant cash outlays during any period of fiscal 2007.

Our past revenue and other operating results may not be accurate indicators of our future performance. Our operating results have been subject to significant fluctuations in the past, and we expect this to continue in the future. The factors that may contribute to these fluctuations include:

•	We are in an early stage of development and have a limited operating history, which makes evaluation of our business more difficult and increases the likelihood that we will not be successful;

•	our revenue is highly dependent on the travel and transportation industries, and particularly on airlines, and a prolonged decrease in travel booking volumes would reduce our revenue;

•	we face competition from established as well as other emerging travel distribution channels, which could divert customers to our competitors and significantly reduce our revenue and profitability;

•	some travel sellers are seeking alternative distribution models, and alternative models of travel distribution are emerging, which could reduce interest in our travel products ;

•	cancellation of our non-exclusive agreements with travel sellers could limit our access to travel products and reduce our revenue;

•	consolidation in the travel industry and increased competition for travel agency subscribers may result in increased expenses, lost bookings and reduced revenue;

•
our success depends on maintaining the integrity of, and upgrading the quality of, our systems and infrastructure. If we are unable to do so, we will be unable to retain our travel agent customers or attract travel products;

•	doing business internationally poses special risks, which could increase our costs and require us to allocate significant management resources to address

•	the People’s Republic of China’s Economic Policies could affect our Business

•	we may face obstacles from the communist system in the People’s Republic of China

•	we may have difficulty establishing adequate management, legal and financial controls in the People’s Republic of China and Southeast Asia

•	because our common stock may be classified as “penny stock,” trading may be limited, and the share price could decline

•	our directors, executive officers and affiliates will continue to exert significant control over our future direction, which could reduce the sale value or our Company

•	investors should not anticipate receiving cash dividends on our common stock; and

•
there is a reduced probability of a change of control or acquisition of us due to the possible issuance of preferred stock. This reduced probability could deprive our investors of the opportunity to otherwise sell our stock in an acquisition of us by others.

We generally recognize product revenue upon shipment or, for certain international sales, upon receipt by the customers. As a result, our net revenues and results of operations for a fiscal period will be affected by the timing of orders received and orders shipped during the period. A delay in shipments near the end of a fiscal period, for example, due to product development delays or delays in obtaining materials may cause sales to fall below expectations and harm our operating results for the period.

In addition, our continued investments in research and development, capital equipment and ongoing customer service and support capabilities result in significant fixed costs that we cannot reduce rapidly. As a result, if our sales for a particular fiscal period are below expected levels, our operating results for the period could be materially adversely affected.

In the event that in some future fiscal quarter our net revenues or operating results fall below the expectations of public market analysts and investors, the price of our common stock may fall. We may not be able to increase or sustain our profitability on a quarterly or annual basis in the future.

We are in an early stage of development and have a limited operating history, which makes evaluation of our business more difficult and increases the likelihood that we will not be successful.

We are in the early stage of development, have no revenue and only a limited operating history on which to base an evaluation of our business and prospects. In addition, our operations and development are subject to all of the risks inherent in the growth of an early stage company, including a limited operating history. We may not succeed given the technological, marketing, strategic and competitive challenges we face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems, delays and inherent risks frequently encountered in connection with the growth of a new business, the continuing development of new technology and the competitive environment in which we operate. Such risks include acceptance by users in an evolving and unpredictable business environment, the lack of a well developed brand identity and the difficulty of bringing our product to market on a timely basis.

Our revenue is highly dependent on the travel and transportation industries, and particularly on airlines, and a prolonged decrease in travel booking volumes would reduce our revenue.

Most of our revenue is anticipated to be derived from airlines, hotel operators, car rental companies, cruise operators and other suppliers in the travel and transportation industries. Our revenue will increase and decrease with the level of travel and transportation activity and is therefore highly subject to declines in or disruptions to travel and transportation due to factors entirely out of our control. Factors that may adversely affect travel and transportation activity include:

•	Economic downturns and recessions;

•	Global security issues, political instability, acts of terrorism, hostilities and war;

•	Increased airport security that could reduce the convenience of air travel;

•	Inclement weather, such as the recent tsunami which devastated parts of Southeast Asia;

•	Increased occurrence of travel-related accidents;

•	Travelers’ concerns about exposure to contagious diseases such as SARS and avian bird flu;

•	Economic and political issues in the Middle East, Asia, Latin America and elsewhere; and

•	The financial condition of travel sellers.

The possibility of further terrorist attacks, hostilities and war, stringent security measures at airports, and the financial instability of many of the air carriers may continue to adversely affect the travel industry. Airlines may reduce the number of their flights, making fewer offerings available to us. We expect to depend on a relatively small number of airlines for a significant portion of our revenue. Several major airlines are experiencing liquidity problems, some have sought bankruptcy protection and still others may consider bankruptcy relief. Travelers’ perceptions of passenger security or airlines’ financial stability may have an adverse effect on demand. The financial instability of airlines or a prolonged substantial decrease in travel booking volumes could have an adverse impact on our revenue, financial performance in general, operations and liquidity and capital resources.

We face competition from established as well as other emerging travel distribution channels, which could divert customers to our competitors and significantly reduce our revenue and profitability.

Our business involves providing travel seller inventories to travel agents and we face significant competition in all aspects of this business. With respect to travel agencies, we compete primarily against large and well-established GDSs, but new GDS alternatives are also being developed in the marketplace. With the deregulation of the travel industry in the United States, we compete in a free-market system. Our current and potential customers may elect to use a GDS or a GDS alternative offering lower prices. Losing access to inventory from one or more major travel seller would make us less attractive to travel agencies and other travel buyers, which could reduce our booking fee revenue. In addition, we face increasing competition for travel agencies from travel sellers that distribute directly to travel agencies, as well as to consumers.

We expect existing competitors and new entrants to the travel business to constantly revise and improve their business models in response to challenges from competing businesses, including ours. If these or other travel industry participants introduce changes or developments that we cannot meet in a timely or cost-effective manner, our revenue and profitability could be reduced.

In addition, consolidation among our competitors may give them increased negotiating leverage with travel sellers and greater marketing resources, thereby providing corresponding competitive advantages over us. Consolidation among travel sellers, including airline mergers, may increase competition from distribution channels related to those travel sellers and place more leverage in the hands of those travel sellers to negotiate lower booking fees. If we are unable to compete effectively, competitors could divert our customers away from our travel distribution channels.

Some travel sellers are seeking alternative distribution models, and alternative models of travel distribution are emerging, which could reduce interest in our travel products.

Some travel sellers are seeking to decrease their reliance on distribution intermediaries, including GDSs. Travel sellers may give advantages to distribution intermediaries in which they have an economic stake or may create or expand commercial relationships with online and traditional travel agencies that work with travel sellers to directly book travel with them. Many airlines, hotels, car rental companies and cruise operators have established their own travel distribution Web sites. Several travel sellers have formed joint ventures that offer multi-supplier travel distribution Web sites. From time to time, travel sellers offer advantages, such as bonus miles, lower transaction fees, or discounted prices, when their products and services are purchased from these supplier-related Web sites. Some of these offerings are not available to unrelated intermediaries, or those intermediaries must provide lower distribution pricing in exchange for access to the offerings. In addition, a new breed of competitor is entering the online travel marketplace. Both well-established search engine companies as well as start ups are attempting to enter the online travel marketplace by leveraging search technology to aggregate travel search results across travel seller, travel agent and other travel-related Web sites. These search engines and alternative travel distribution channels have the potential to divert customers from our online sites thereby reducing interest in our travel products, which in turn could reduce our revenue and profitability.

Cancellation of our non-exclusive agreements with travel sellers could limit our access to travel products and reduce our revenue.

We rely on participating agreements with airlines, hotels, cruise lines and the like. None of these arrangements are exclusive and all may be cancelled by either party on 30 days notice to the other. Our travel sellers have entered into similar agreements with many other travel companies and competitors. We cannot assure that our arrangements with travel sellers will remain in effect, or that any of these sellers will continue to supply us with the any particular level of travel inventory in the future. Any loss of travel sellers by us would reduce our travel products and revenue.

Consolidation in the travel industry and increased competition for travel agency subscribers may result in increased expenses, lost bookings and reduced revenue.

We seek to attract and retain travel agencies as our customers. The number of bookings these travel agencies produce is an important factor in our success. Some travel sellers have reduced or eliminated commissions paid to travel agencies. The loss of commissions causes travel agencies to become more dependent on other sources of revenue, such as traveler-paid service fees and GDS-paid incentives. The reduction or elimination of travel seller-paid commissions has forced some smaller travel agencies to close or to combine with larger travel agencies. Consolidation of travel agencies may result in increased competition to acquire them as customers thereby increasing our costs. In order to compete effectively, we may need to increase incentives, pre-pay incentives, increase spending on marketing or product development, or make significant investments to purchase strategic assets. In addition, consolidation among travel sellers, such as airline and hotel mergers and alliances, may increase competition from their distribution channels or give them additional leverage to negotiate lower booking charges by us.

Our success depends on maintaining the integrity of, and upgrading the quality of, our systems and infrastructure. If we are unable to do so, we will be unable to retain our travel agent customers or attract travel products.

In order to be successful, we must provide reliable, real-time access to our systems for our travel agent customers and travel sellers while also pursuing a low-cost model. If our operations grow in both size and scope, we will continuously need to improve and upgrade our systems and infrastructure to offer an increasing number of customers and travel sellers enhanced products, services, features and functionality, all while maintaining the reliability and integrity of our systems and infrastructure and while pursuing the lowest cost per transaction. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of business increases, with no assurance that the volume of business will increase. Travel agents and travel sellers will not tolerate a service hampered by slow delivery times, unreliable service levels and service outages due to the installation of upgrades, or insufficient capacity, any of which could reduce the number of our travel agent customers or travel products.

Doing business internationally poses special risks, which could increase our costs and require us to allocate significant management resources to address.

We do most of our business internationally which requires management attention and special resources. Nevertheless, we face a number of risks associated with our international operations, including the following:

•	Challenges caused by distance, language and cultural differences;
•	Longer customer payment cycles in some countries;
•	Increased credit risk and higher levels of payment fraud;
•	Legal and regulatory restrictions;
•	Foreign exchange controls that might prevent us from repatriating cash earned in other countries;
•	Political and economic instability and export restrictions; and
•	Potentially adverse tax consequences.

The People’s Republic of China’s Economic Policies could affect our Business.

While the People’s Republic of China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the People’s Republic of China, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

The economy of the People’s Republic of China has been changing from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in the People’s Republic of China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the People’s Republic of China’s economic growth through the allocation of resources, the control of payment of foreign currency- denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

We may face obstacles from the communist system in the People’s Republic of China.

Foreign companies conducting operations in the People’s Republic of China face significant political, economic and legal risks. The Communist regime in the People’s Republic of China, including a cumbersome bureaucracy, may hinder Western investment.

We may have difficulty establishing adequate management, legal and financial controls in the People’s Republic of China and Southeast Asia.

The People’s Republic of China and Southeast Asia historically have not adopted a Western style of management and financial reporting concepts and practices, modern banking, computer or other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the People’s Republic of China and Southeast Asia. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Our CEO, Mr. Gregory Lykiardopoulos has been conducting business in Southeast Asia and China since the 1970s, and has traveled extensively throughout Asia. In addition, we have has hired qualified personnel in the United States with professional and work experience in China and Southeast Asia that will oversee the operations in these countries.

Because our common stock may be classified as “penny stock,” trading may be limited, and the share price could decline.

Because our common stock may fall under the definition of “penny stock,” trading in the common stock, if any, may be limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving the common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving the common stock.

“Penny stocks” are equity securities with a market price below $5.00 per share other than a security that is registered on a national exchange, included for quotation on the NASDAQ system or whose issuer has net tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years. Issuers who have been in operation for less than three years must have net tangible assets of at least $5,000,000.

Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents including:

•	A standardized risk disclosure document identifying the risks inherent in investment in penny stocks;
•	All compensation received by the broker-dealer in connection with the transaction;
•	Current quotation prices and other relevant market data; and
•	Monthly account statements reflecting the fair market value of the securities.

These rules also require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

Our directors, executive officers and affiliates will continue to exert significant control over our future direction, which could reduce the sale value or our Company.

Members of our Board of Directors and our executive officers, together with their affiliates, own a majority of the outstanding common stock. Accordingly, these stockholders, if they act together, will be able to control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership, which could result in a continued concentration of representation on our Board of Directors, may delay, prevent or deter a change in control and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our assets.

Investors should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion. Therefore, we do not anticipate paying any cash dividends on the common stock in the foreseeable future.

There is a reduced probability of a change of control or acquisition of us due to the possible issuance of preferred stock. This reduced probability could deprive our investors of the opportunity to otherwise sell our stock in an acquisition of us by others.

Our Articles of Incorporation authorize our Board of Directors to issue up to 2,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or designation of such series, without further vote or action by stockholders. As a result of the existence of “blank check” preferred stock, potential acquirers of our company may find it more difficult to, or be discouraged from, attempting to effect an acquisition transaction with, or a change of control of, our company, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices pursuant to such transactions.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

MANAGEMENT

Executive Officers, Directors and Key Employees

The names and ages of our executive officers and directors and their positions are as follows:

Name	Age	Position

Gregory Lykiardopoulos	61	Chairman and Chief Executive Officer

Michael W. Overby	49	Chief Financial Officer

Khaled El-Marsafy	37	Director

Officers and Directors

Stephen Garland resigned as a director on December 1, 2006. On January 2, 2007, we appointed Michael W. Overby as our Chief Financial Officer, replacing Kevin Pickard who will offer his services as a consultant to the Company on an as needed basis.

Gregory Lykiardopoulos, Chairman and CEO

From 1999 until January 2006, Mr. Lykiardopoulos founded and operated GRSNetwork, Inc., a company engaged in a similar Web-based travel business. GRS terminated its operations in January 2006. Mr. Lykiardopoulos is fluent in six languages. He received a B.A. degree in Business Administration from the American University in Cairo, Egypt.

Michael W. Overby, Chief Financial Officer

Prior to joining us, Mr. Overby served as Vice President of Finance and Chief Financial Officer for Riverstone Networks, Inc. a provider of carrier class Ethernet network switching equipment from October 2004 to September 2006. During Mr. Overby’s tenure with Riverstone he guided the Company through Chapter 11 Bankruptcy to a sale of assets. From March 2000 to September 30, 2004 he was the Vice President of Finance and Chief Financial Officer for Adept Technology, Inc., the leading provider of intelligent vision-guided robotics and global robotics services for assembly, handling and packaging processes. From December 1999 to March 2000, Mr. Overby held the position of Corporate Controller at Adept. From November 1998 to November 1999, Mr. Overby was a financial executive for Digital Generation Systems, Inc., a leading provider of digital distribution services to the broadcast advertising industry. From 1996 to 1998 he was Corporate Controller and Director of Information Systems at Borland, a public software company. Mr. Overby also worked with Deloitte & Touché, LLP and Coopers & Lybrand, LLP, (currently PricewaterhouseCoopers, LLP) where he focused on auditing companies in the venture capital, high-tech and manufacturing industries.

Mr. Overby holds a B.S. in Business Administration from California Polytechnic State University.

Khaled El-Marsafy, Director

Mr. El-Marsafy co-founded Univest Group, Ltd. in March 2003, is its Vice Chairman and has been the General Manager of Al-Deera Holding Co. K.S.C.C. since September 2005. Univest and Al-Deera are two of our selling stockholders and are global institutional investors. Mr. El-Marsafy was employed by Fletcher Asset Management, a New York-based hedge fund, from 1998 to 2003, the Union Bank of Switzerland from 1993 to 1998 and Arab Bank PLC from 1992 to 1993. In each such position, he was involved in the structuring of private equity, venture capital, real estate and asset management investments. He earned a Bachelor of Science degree in Business Administration and International Finance from the University of Hartford and sits on the Boards of a number of privately-held Kuwaiti and international corporations.

Key Employees

We consider the individuals named below to be key employees.

Jeff Wheaton, Vice President - Technology Operations

Mr. Wheaton, age 47, joined us in February 2006 and has 25 years of experience in the development, delivery, training operations and support of enterprise-wide business software applications across a variety of industries, including banking, manufacturing, insurance and travel. He started his career developing software applications and moving into managing software development projects. Mr. Wheaton has been responsible for the delivery of software projects for companies large and small. He has extensive experience consulting to manufacturing companies in the process of implementing enterprise-wide business systems, and has trained users at all levels of the organization. From 2004 to 2006 he was employed by GRS, concentrating on online travel distribution software development. While at ASU Consulting from 1998 to 2001, Mr. Wheaton had revenue responsibility for software development and integration consulting. From 1995 to 1998, he had IT budget and operational responsibility for a multi-site enterprise application for a division of Harris Corporation.

Adam Himmelman, Vice President - Technology Development

Mr. Himmelman, age 35, joined us in February 2006. As Vice President of Technology Development, he oversees information technology, product development and architecture. He and his team are responsible for setting the strategic direction of the Company’s technology development efforts and for managing the day-to-day efforts of the development team. Mr. Himmelman has held positions in many facets of the development cycle, including Director of Engineering, chief software architect and senor software engineer in the fields of insurance, travel, imaging and GPS development. From 2003 to January 2006, he was employed by GRS. From 2000 to 2003, Mr. Himmelman developed a telephony GPS-enabled mapping system to be utilized by cellular companies and delivered to a variety of personal mobile devices. During this time, he was also responsible for the development of a travel reservation system with the ability to be interfaced by consumers, professional agents and automated third-party vendors. He received his Bachelor of Computer Science degree specializing in Virtual Reality, from the University of Advanced Computer Technology, in Phoenix, Arizona.

The Company does not currently have an audit committee. The entire Board of Directors is currently acting as the audit committee. There is no “audit committee financial expert,” as such term is defined in the rules and regulations of the SEC, currently serving on the Board of Directors. However, our directors believe that they have sufficient knowledge and experience to fulfill the duties and obligations with respect to the audit committee function of the Board of Directors.

ITEM 10.    EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gregory Lykiardopoulos	2006	$143,797	$-	$-	$-	$-	$-	$6,354	$-
Michael W. Overby	2006	$-	$-	$-	$-	$-	$-	$-	$-
Adam Himmelman	2006	$137,205	$15,000	$-	$31,717	$-	$-	$1,920	$-
Jeffrey R. Wheaton	2006	$104,079	$-	$-	$15,858	$-	$-	$2,968	$-
Terry L. Byers	2006	$85,406	$-	$-	$-	$-	$-	$3,505	$-

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Share or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested (#)
Gregory Lykiardopoulos
Michael W. Overby
Adam Himmelman	62,190	124,379		$0.80	06/12/2016
Jeffrey R. Wheaton	31,095	62,189		$0.80	06/12/2016
Terry L. Byers (1)

(1) As of October 10, 2006 Terry Byers employment with the Company was terminated.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gregory Lykiardopoulos	$-	$-	$-	$-	$-	$-	$-
Khaled Magdy El-Marsafy	$-	$-	$-	$-	$-	$-	$-
Steve Garland (1)	$-	$-	$-	$-	$-	$-	$-
Mike Underwood (1)	$-	$-	$-	$-	$-	$-	$-

(1) Messrs. Garland and Underwood resigned as directors on December 01, 2006 and July 07, 2006 respectively but were compensated for their out of pocket expenses.

Triton’s non-employee directors did not receive any compensation, stock options, stock grants or any other form of cash or non-cash compensation during the period from inception (January 10, 2006) to December 31, 2006..

Employment Agreements

In July 2006, Triton entered into a three-year employment agreement with Gregory Lykiardopoulos to be effective as of February 2006. Mr. Lykiardopoulos receives an annual base salary of $250,000 and other compensation to be determined by the Board of Directors. He was granted stock options by the Company’s principal stockholders to purchase shares of the Company’s common stock from them exercisable at $.008 per share based upon the following: (i) 1,865,687 options become exercisable at such time as Triton reports net income that is breakeven or better at the conclusion of any three-month reporting period, (ii) 3,731,375 options become exercisable if, on or before December 31, 2007, Triton reports earnings before interest, taxes, depreciation, amortization and stock based compensation expense (“EBITDA”) of $44 million, and (iii) 3,731,375 options become exercisable if, on or before December 31, 2008, Triton reports annual EBITDA of $88 million. The agreement also contains customary non-disclosure provisions and a three-year non-competition provision extending beyond the term of his agreement. Any shares issued to Mr. Lykiardopoulos will be provided by Triton’s current principal stockholders (all of whom have been identified under “Principal Stockholders,” below), excluding Mr. Lykiardopoulos. Accordingly, the issuance of any of these shares to Mr. Lykiardopoulos will not dilute Triton’s remaining stockholders. These options granted to Mr. Lykiardopoulos are accounted for under SFAS No. 123 (R). We have determined that the fair value of these options using the Black-Scholes pricing model to be $7,395,417 using the following assumptions: risk free interest rate - 4.5%; dividend yield - 0%; expected volatility - 22% and expected life of 1.9 to 2.9 years. However, since we have currently determined that it is not probable that the performance conditions will be met, no compensation cost has been recognized. If in the future, we determine that it is probable that the performance conditions will be met, the fair value of the options will be recognized over the remaining implicit services period of each option.

We have purchased a key man life insurance policy on Mr. Lykiardopoulos’ life in the amount of $2,000,000.

Messrs. Overby, Wheaton and Himmelman receive annual salaries of $200,000, $110,000, and $150,000, respectively, and have signed customary non-disclosure and non-competition agreements.

Equity Incentive Plan

In July 2006 we adopted an equity incentive plan, which we refer to as our Plan, which provides for the grant of options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986 together with the grant of bonus stock and stock appreciation rights at the discretion of our Board of Directors. Incentive stock options are issuable only to our eligible officers, directors and key employees. Non-statutory stock options are issuable only to our non-employee directors and consultants. The maximum number of shares of common stock that may be issued under the Plan is 4,300,000 shares.

The Plan is administered by our Board of Directors. Currently, we have 2,457,991 shares of common stock reserved for issuance under the Plan. Under the Plan, the Board determines which individuals shall receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price.

With respect to stock options, the per share exercise price of the common stock may not be less than the fair market value of the common stock on the date the option is granted. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of our stock is eligible to receive incentive stock options under the Plan unless the option price is at least 110% of the fair market value of the common stock subject to the option on the date of grant. The option price for non-statutory options is established by the Board and may not be less than 100% of the fair market value of the common stock subject to the option on the date of grant.

No options may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option may only be exercisable by the optionee. Options may be exercised only if the option holder remains continuously associated with us from the date of grant to the date of exercise, unless extended under the Plan grant. Options under the Plan must be granted within 10 years from the effective date of the Plan and the exercise date of an option cannot be later than 5 years from the date of grant. Any options that expire unexercised or that terminate upon an optionee’s ceasing to be employed by us become available once again for issuance. Shares issued upon exercise of an option rank equally with other shares then outstanding.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of February 1, 2007, there are 45,013,213 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of February 1, 2007, assuming all shares of preferred stock have been converted into common stock by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable. The address of our executive officers and directors is in care of us, at One Harbor Drive, Suite 300, Sausalito, California 94965. All other addresses are listed below.

Name of Beneficial Owner	Shares Beneficially Owned		Percentage Beneficially Owned

Gregory Lykiardopoulos	12,758,764	(1)	28.4%

Michael W. Overby	*		*

Khaled El-Marsafy Al-Salhiya Complex Gate 8, 5th Floor P.O. Box 1520 Safat 13016, Kuwait	3,737,500	(2)	8.3%

L. Michael Underwood 1610 Wynkoop, Suite 100 Denver, CO 80202	2,259,555	(3)	5.0%

West Hampton Special Situations Fund, LLC 8480 E Orchard Road, Suite 3600 Greenwood Village, CO 80111	4,394,730		9.8%

The Elevation Fund, LLC 8480 E Orchard Road, Suite 3600 Greenwood Village, CO 80111	4,394,730		9.8%

Al-Deera Holding Co KSCC Al-Salhiya Complex Gate 8, 5th Floor P.O. Box 1520 Safat 13016, Kuwait	3,450,000	(4)	7.7%

All executive officers and directors as a group (3 persons)	13,046,264		29.0%
____________________
(1)
Includes 1,492,550 shares owed by Mr. Lykiardopoulos; 5,669,152 shares owned by Hawk Investments Ltd, 3,358,237 shares owned by Marin Northcoast LLC, and 2,238,825 shares owed by Barbaree LLC. Mr. Lykiardopoulos is either a managing member or trust beneficiary of each company.

(2)
[Includes 287,500 shares held by Univest Group, Ltd. for which Mr. El-Marsafy holds an executive officer position; and 3,450,000 shares held by Al-Deera Holding Co. in which Mr. El-Marsafy holds voting power.]

(3)	Does not include 4,394,730 shares owned by West Hampton Special Situations Fund, LLC, a venture investment fund in which Mr. Underwood holds a minority interest.

(4)	Also separately included under ownership of Khaled El-Marsafy.

*less than 1%

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Mr. Lykiardopoulos has been granted stock options by four of our stockholders (L. Michael Underwood, West Hampton Special Situations Fund, LLC, The Elevation Fund, LLC and Battersea Capital, Inc.) to purchase shares of our common stock from them exercisable at $.008 per share based upon the following: (i) 1,865,687 options become exercisable at such time as Triton reports net income that is breakeven or better at the conclusion of any three-month reporting period, (ii) 3,731,375 options become exercisable if, on or before December 31, 2007, Triton reports earnings before interest, taxes, depreciation, amortization and stock based compensation expense (“EBITDA”) of $44 million, and (iii) 3,731,375 options become exercisable if, on or before December 31, 2008, Triton reports annual EBITDA of $88 million. The agreement also contains customary non-disclosure provisions and a three-year non-competition provision extending beyond the term of his agreement. Accordingly, the issuance of any of these shares to Mr. Lykiardopoulos will not dilute our remaining stockholders.

The Company had outstanding various notes payable under this agreement. The notes accrued interest at 12% per annum. In July 2006, the Company repaid in full its notes payable - related party ($1,981,867) and accrued interest - related party ($30,915) from the proceeds of the private placement.

ITEM 13.    EXHIBITS

(a)	The Exhibits listed below are files as part of this Annual Report

Exhibit No.	Description

3.1	Articles of Incorporation
3.2	Bylaws
4.1	Warrant dated ______________________.
4.2	Registration Rights Agreement dated _________
10.1	Exchange Agreement with Triton Distribution Systems, Inc. (1)
10.2	NAITAS Agreement (1)
10.3	Malaysia Airlines Agreement (1)
10.5	eLong Agreement (1)
10.6	Yoee Agreement (1)
10.7	Galileo Agreement (1)
10.8	SITA Agreement (1)
10.9	Definitive Agreement with Mr. Lykiardopoulos (1)
10.10	Employment Agreement with Mr. Lykiardopoulos (1)
10.11	Consulting Agreement with Univest Group, Ltd. (2)
10.12	Agreement with CITS (2)
10.13	Agreement with SkyEyes Airlines (2)
*21	List of Subsidiaries
*23.1	Consent of Moore Stephens Wurth Frazer and Torbet, LLP
*31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange of 1934
*31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange of 1934
*32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
____________________
* filed herewith
(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 14, 2006.
(2) Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on January 31, 2007.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Each of the following have served as the Company’s Principal Accountant

1) Schumacher & Associates, Inc.

2) Moore Stephens Wurth Frazer & Torbet, LLP

Their fees billed to the Company the period (inception) January 10, 2006 through December 31, 2006 are set forth below:

Audit Fees	$40,000
Audit-Related Fees
Tax Fees
All Other Fees	$25,000
Total	$65,000

Audit Fees

Includes fees for professional services for the audit of our annual financial statements, for the reviews of the financial statements included in each of our quarterly reports on Form 10-QSB.

Audit-Related Fees

Includes fees for assurance and other services related to the performance of the audit or review of financial statements.

Tax Fees

Includes fees for services rendered for tax compliance, advice and planning.

Includes time and procedures related to change in independent accountants and research and assistance provided to the Company.

As of December 31, 2006, the Company did not have an Audit Committee and the Company’s Chairman and CEO pre-approved all fees of the Principal Accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON DISTRIBUTION SYSTEMS, INC.

By:	/s/ Gregory Lykiardopoulos Gregory Lykiardopoulos Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 31, 2007.

Signature	Title

/s/ Gregory Lykiardopoulos	Chairman and Chief Executive Officer
Gregory Lykiardopoulos	(Principal Executive Officer)

/s/ Michael W. Overby	Chief Financial Officer
Michael W. Overby	(Principal Accounting Officer)

/s/ Khaled El-Marsafy	Director
Khaled El-Marsafy

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TRITON DISTRIBUTION SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Triton Distribution Systems, Inc.
Sausalito, California

We have audited the accompanying consolidated balance sheet of Triton Distribution Systems, Inc. (a development stage company) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from inception (January 10, 2006) to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triton Distribution Systems, Inc. (a development stage company) as of December 31, 2006, and the consolidated results of its operations and cash flows for the period from inception (January 10, 2006) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 31, 2007

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Balance Sheet

December 31,
2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,944,287
Prepaid insurance	64,106
Prepaid consulting	723,600
Other current assets	57,839
TOTAL CURRENT ASSETS	2,789,832

FURNITURE AND EQUIPMENT, net of accumulated depreciation of $43,420	350,509
WEBSITE DEVELOPMENT COSTS, net of accumulated amortization of $5,746	13,954
INTELLECTUAL PROPERTY, net of accumulated amortization of $23,853	214,672

TOTAL ASSETS	$3,368,967

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$242,579
Accrued expenses	4,514
Accrued payroll	19,269
Accrued lease liability	10,982
TOTAL CURRENT LIABILITIES	277,344

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Preferred stock; no par value; 2,000,000 shares
authorized; 0 shares issued and outstanding
Common stock; no par value; 100,000,000 shares
authorized; 45,013,213 shares issued and outstanding	9,503,723
Additional paid-in capital	139,979
Deficit accumulated during the development stage	(6,552,079)
TOTAL STOCKHOLDERS’ EQUITY	3,091,623
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,368,967

The accompanying notes are an integral part of these financial statements.

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Statement of Operations

Inception (January 10, 2006) to December 31, 2006

NET SALES	$-
COST OF SALES	-
GROSS PROFIT	-

OPERATING EXPENSES:
Payroll and related benefits	2,844,965
Professional fees	1,674,635
Marketing and advertising	302,224
Other general and administrative expenses	1,741,801
TOTAL OPERATING EXPENSES	6,563,625
LOSS FROM OPERATIONS	(6,563,625)
OTHER INCOME (EXPENSE) Interest Income	42,461
Interest expense - related party	(30,915)
TOTAL OTHER INCOME (EXPENSE)	11,546
LOSS BEFORE PROVISION FOR INCOME TAXES	(6,552,079)
PROVISION FOR INCOME TAXES	-
NET LOSS	$(6,552,079)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.17)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	39,531,230

The accompanying notes are an integral part of these financial statements.

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from Inception (January 10, 2006) to December 31, 2006

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders’
	Shares	Amount	capital	stage	Equity

Balance at inception (January 10, 2006)	-	$-	$-	$-	$-

Issuance of common stock for cash and contribution of intellectual property in January 2006	35,821,198	338,625	-		338,625
Issuance of common stock in private placement for cash, net of $822,902 in commissions and expenses in July 2006	7,148,710	4,924,598	-	-	4,924,598
Issuance of common stock to placement agent for fees in July 2006	598,029	-	-	-	-
Cancellation of investor shares in July 2006	(6,218,958)	-	-	-	-
Issuance of common stock in connection with transaction with Petramerica Oil, Inc. in July 2006	2,087,910	-	-	-	-
Repurchase of shares from Petramerica Oil, Inc. stockholders in July 2006	(400,000)	(400,000)			(400,000)
Issuance of shares to investor relation firms for services in July 2006	2,238,824	1,800,000			1,800,000
Issuance of common stock in private placement for cash, net of $149,500 in commissions in September 2006	3,737,500	2,840,500			2,840,500
Fair value of employee stock options			139,979		139,979
Net loss				(6,552,079)	(6,552,079)

Balance at December 31, 2006	45,013,213	$9,503,723	$139,979	$(6,552,079)	$3,091,623

The accompanying notes are an integral part of these financial statements.

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Statement of Cash Flows
For the period from inception (January 10, 2006)
to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,552,079)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization expense	73,018
Amortization of prepaid consulting	1,076,400
Fair value of employee stock options	139,979
Changes in assets and liabilities:
Prepaid insurance	(64,106)
Other current assets	(57,838)
Accounts payable	242,579
Accrued expenses	23,783
Lease Liability	10,983
Net cash used in operating activities	(5,107,281)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(393,930)
Payment for web development costs	(19,700)
Net cash used in investing activities	(413,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	8,837,600
Payment of offering costs	(972,402)
Repurchase of shares of common stock	(400,000)
Proceeds from issuance of notes payable - related party	1,981,867
Repayment on notes payable - related party	(1,981,867)
Net cash provided by financing activities	7,465,198

NET INCREASE IN CASH AND
CASH EQUIVALENTS	1,944,287

CASH AND CASH EQUIVALENTS, Beginning of period	-

CASH AND CASH EQUIVALENTS, End of period	$1,944,287

Interest paid	$30,915
Income taxes paid	$-

Contribution of intellectual property for common stock	$238,525

In addition, during the period from inception (January 10, 2006) to December 31, 2006, the Company issued 1) 598,029 shares of common stock to the placement agent for commissions related to the July 2006 private placement; 2) issued 1,429,742 warrants to the placement agent for commissions related to the July 2006 private placement; 3) issued 185,000 warrants to the placement agent for commissions related to the September 2006 private placement; 4) issued 2,238,824 shares of common stock to two investment relations firms for services valued at $1,800,000; and 5) issued 1,842,009 options to employees and took a charge of $139,979 related to the vesting of the fair value of these options.

The accompanying notes are an integral part of these financial statements.

TRITON DISTRIBUTION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and significant accounting policies

Organization and line of business

Triton Distribution Systems, Inc. (“TDS”) was incorporated in the State of Nevada on January 10, 2006. On July 10, 2006, TDS entered into an exchange agreement with Petramerica Oil, Inc. (“Petra”), a publicly traded company. Petra was incorporated in the State of Colorado on September 22, 1986. It was formed to pursue oil and gas activities in the Rocky Mountain region, but has been primarily involved in raising capital and did not conduct any significant operations since inception. Pursuant to the exchange agreement, Petra acquired 29,547,500 shares of TDS’ common stock (which includes the 28,800,000 shares issued to the founding stockholders/investors plus 5,747,400 shares sold in private placement less 5,000,000 investors shares that were canceled), which represented all of the issued and outstanding shares of common stock of TDS, in exchange for 36,750,950 shares of Petra’s common stock.

Concurrently with the closing of the exchange agreement, TDS also purchased and retired 400,000 shares of Petra common stock for $400,000. Upon completion of the foregoing transactions, Petra had an aggregate of 38,438,860 shares of common stock issued and outstanding.

As a result of the merger, TDS’s stockholders own approximately 95.6% of the combined company and the directors and executive officers of TDS became the directors and executive officers of Petra. Accordingly, the transaction has been accounted for as a reverse acquisition of Petra by TDS resulting in a recapitalization of TDS rather than as a business combination. TDS is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its assets and liabilities are included in the consolidated balance sheet at their historical book values. The consolidated statement of stockholders’ equity has been restated as of the above transaction took place on the first day for which the consolidated statement of stockholders’ equity is presented. The historical cost of the net assets of Petra that were acquired was $0. Pro forma information is not presented as the financial statements of Petra are insignificant. In addition, on August 17, 2006, Petra changed it name to Triton Distribution Systems, Inc. (hereafter referred to as the “Company”).

The Company had adopted a December 31st year end. The Company is an emerging, next generation Web-based travel services distribution company. Its core business is the electronic distribution of travel inventory from airlines, car rental companies, hotels, tour and cruise operators, and other travel sellers to travel agencies and their clients on a global basis. The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 as it has not generated revenues for the period ending December 31, 2006 and has incurred a loss of $6,552,079 since inception.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Triton Distribution Systems, Inc. (formerly Petramerica Oil, Inc.), a Colorado corporation and its wholly owned subsidiary, Triton Distribution Systems, Inc., a Nevada corporation. All inter-company accounts and transactions have been eliminated in consolidation.

History

The development of the technology and screens for the Company’s online distribution system was initiated by the Company’s CEO and other current management while they were affiliated with GRS Network, Inc. (“GRS”), a California corporation, which was founded in 1997. GRS created various products for travel agents to streamline their businesses, including accounting systems, electronic reporting systems, a web-based engine, cruise products, management reports and system reporting applications. GRS produced software programs and sold them to independent travel agents, and developed the software and website for an Internet-based system for distributing travel inventory from sellers to agents.

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

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company has limited experience as it is a development stage company but does not anticipate incurring any losses related to this credit risk. As of December 31, 2006 the Company had amounts in bank accounts in excess of FDIC insurance of $1,878,554.

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

Website development costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when put into service, and are being amortized over three years. The Company accounts for these costs in accordance with Emerging Issues Task Force (“EITF”) 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense was $5,746 for the period from inception (January 10, 2006) to December 31, 2006, respectively.

Intellectual property

Intellectual property consists of a suite of “Expert” products for travel agents including ReservationExpert™, CruiseExpert™ and TourExpert™; “Link” products for agency customers including ResLink™, CruiseLink™ and TourLink™; and “Back-Office” agency products including IAR, TicketClient™, ItinClient™ and AccountingClient™. All of these products were purchased by certain investors for $238,525 and contributed to the Company in exchange for shares of the Company’s common stock. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates its intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss which is the difference between the net book value of the asset and its fair value. Fair value is determined by the present value of future cash flows using multiple scenarios that reflect the range of possible outcomes and a risk-free rate. Amortization is computed using the straight-line method over the estimated useful life of the intellectual property of ten years.

Amortization expense was $23,853 for the period from inception (January 10, 2006) to December 31, 2006, respectively. Amortization expense for the next 5 years is expected to be $23,853 per year.

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

Stock based compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. As of December 31, 2006, the Company had 1,842,009 employee stock options outstanding and 1,614,742 warrants outstanding at December 31, 2006.

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

Loss per share

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the net loss by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 1,842,009 employee stock options outstanding and 1,614,742 warrants outstanding at December 31, 2006. The Company had a net loss for the period from inception (January 10, 2006) to December 31, 2006, therefore any outstanding employee stock options and warrants would be anti-dilutive.

Recently issued accounting pronouncements

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

Note 2 - Development stage company and going concern

The Company is a new development stage company formed on January 10, 2006. The Company is subject to risks and uncertainties, including new product development, actions of competitors, reliance on the knowledge and skills of its employees to be able to service customers, and availability of sufficient capital and a limited operating history. Accordingly, the Company presents its financial statements in accordance with the accounting principles generally accepted in the United States of America that apply in establishing new operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the accumulated statement of operations and cash flows from inception of the development stage to the date on the current balance sheet. Contingencies exist with respect to this matter, the ultimate resolution of which cannot presently be determined.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has not generated revenues, has incurred significant operating losses of $6,552,079 to date and has a negative cash flow from operations, which raises substantial doubt about its ability to continue as a going concern.

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

Note 3 - Furniture and equipment

The cost of furniture and equipment at December 31, 2006 consisted of the following:

Computer equipment	$96,063
Software	53,752
Office equipment	81,667
Furniture and fixtures	74,134
Tenant improvements	88,313
393,929
Less accumulated depreciation	(43,420)
$350,509

Depreciation expense was $43,420 for the period from inception (January 10, 2006) to December 31, 2006.

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

Note 5 - Stockholders’ equity

The Company has authorized 102,000,000 shares of no par value stock. 100,000,000 have been authorized as common stock and 2,000,000 have been authorized as preferred stock. As of December 31, 2006, the Company has 45,013,213 shares of common stock issued and outstanding.

Upon the formation of the Company, the founding stockholders contributed $100,100 in cash and intellectual property valued at $238,525 in exchange for 35,821,198 shares of common stock.

In July 2006 the Company sold a total of 7,148,710 shares of its common stock at $0.80 per share through a private placement offering for gross proceeds of $5,747,500. After commission and offering expenses, the Company received net proceeds of $4,924,598. In addition, the Company issued to the placement agent 598,029 share of common stock and issued a warrant to purchase 1,429,742 shares of common stock for $0.80 per share. The warrants expire five years from the date of issuance. The value of the common stock and warrants of $478,423 and $334,580, respectively, issued to the placement agent are considered additional offering cost. The value of the warrants was calculated using the Black-Scholes model using the following assumptions: discount rate of 4.5%; volatility of 22%; dividend yield of 0%; and expected terms of 5 years. The impact of recording the value of the common stock and warrants in the financial statements is $0 as the Company increased stockholders’ equity by $813,003 for the issuance of these securities and decreased stockholders’ equity by the same amount to record the value of these securities as offering costs.

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

In July 2006, the Company issued to two investor relation firms a total of 2,238,824 (1,119,412 each) shares of common stock valued at $0.80 per share. The value of these shares of $1,800,000 is being amortized over the terms of the respective agreements. The shares were actually issued on July 26, 2006, but the value of these shares is being amortized over the respective service periods for each agreement which both began on July 10, 2006 the date of the transaction with Petra. As of September 30, 2006, the unamortized balance of $1,292,731 is shown as prepaid consulting as a current asset in the accompanying consolidated balance sheet.

In September 2006, the Company completed a private placement offering of 3,450,000 shares of our common stock to one accredited investor, Al-Deera Holding Company KSCC, for an aggregate purchase price of $2,760,000. After paying the commission and fees associated with the private placements of approximately $ 138,000, the Company received $2,622,000 from this private placement offering.

In September 2006, the Company completed a private placement offering of 287,500 shares of our common stock to one accredited investor, Univest Group Kuwait, for an aggregate purchase price of $230,000. After paying the commission and fees associated with the private placements of approximately $11,500, the Company received $218,500 from this private placement offering.

In connection with the September 2006 private placement offerings, the Company issued a warrant to purchase 185,000 shares of the Company common stock for $0.80 per share. The warrants expire five years from the date of issuance. The value of the warrants of $43,293 issued to the placement agent is considered additional offering cost. The value of the warrants was calculated using the Black-Scholes model using the following assumptions: discount rate of 4.5%; volatility of 22%; dividend yield of 0%; and expected terms of 5 year. The impact of recording the value of the warrants in the financial statements is $0 as the Company increased stockholders’ equity by $43,293 for the issuance of these warrants and decreased stockholders’ equity by the same amount to record the value of these warrants as offering costs.

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

The Company recognized $139,979 in share-based compensation expense for the period from inception (January 10, 2006) to December 31, 2006. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

On June 12, 2006, the Company’s board of directors approved the Triton Distribution Systems, Inc. 2006 Equity Incentive Plan (the “Plan”) that provides for the issuance of up to 4,300,000 shares under the Plan.

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 10, 2006		-	$0
Granted	2,129,607	$1.69
Forfeited	287,598	$0.80
Exercised	-	-
Outstanding, December 31, 2006	1,842,009	$1.82	$4,375,887

As of December 31, 2006, no options had vested.

For options granted during 2006, the weighted-average fair value of such options was $1.82 and at December 31, 2006 the weighted average remaining contractual life of options outstanding is 8.45 years. For all options granted in 2006, the exercise price was equal to the market price of the Company’s stock at the date of grant. All the options expire in 2016.

As of December 31, 2006, there was $1,430,725 of total unrecognized compensation cost related to non-vested options granted under the plan. That cost is expected to be recognized over the 3 year life of the options.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

For Options Granted
Prior to July 14, 2006:
Risk-free interest rate	4.5%
Expected life of the options	3.00 years
Expected volatility	22%
Expected dividend yield	0

For Options Granted
December 1st:
Risk-free interest rate	4.5%
Expected life of the options	3.00 years
Expected volatility	86%
Expected dividend yield	0

For the options granted prior to July 14, 2006 no public market existed for the Company’s stock therefore, the expected volatility was based on the volatility of a competitor’s common stock that is publicly traded. For options issued subsequent to July 14, 2006 the Company computed its volatility based on the Company’s stock price data.

Warrants

In connection with the private placement offerings described above the Company issued warrants to a placement agent and finder.

Below is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 10, 2006	-	-	$0
Granted	1,614,742	$0.80
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2006	1,614,742	$0.80	$7,185,602

As of December 31, 2006, all of the warrants had vested. All warrants expire in 2011.

Note 6 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2006 are as follows:

Deferred tax assets:
Federal net operating loss		$1,637,961
State net operating loss		470,648
Equity compensation		486,551
Total deferred tax assets		2,595,160
Less valuation allowance		(2,595,160)
	$

At December 31, 2006, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $4,817,531 and $5,288,179, respectively. Federal NOLs could, if unused, expire in 2021. State NOLs, if unused, could expire in 2011.

The valuation allowance increased by $2,595,160 for the period from inception (January 10, 2006) to December 31, 2006. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2006 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the period from inception (January 10, 2006) to December 31, 2006 is as follows:

Federal income tax rate	(34.0%	)
State tax, net of federal benefit	(6.0%	)
Equity compensation	7.4%
Non-deductible items	0.3%
Increase in valuation allowance	32.3%

Effective income tax rate	0.0%

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

Contracts

In order to obtain and distribute travel products, the Company has entered into agreements with travel sellers and telecommunications service and infrastructure providers. All of these agreements may be terminated by either party on 30 days written notice to the other. Each agreement provides for the payment by travel sellers of customary travel commissions to the Company’s travel agent buyers and to the Company. All of the agreements are non-exclusive to the Company. There are no minimums or required monthly obligations for any of these agreements.

Leases

The Company leases office space in an office building in Sausalito, California under an operating lease agreement that expires in May 2010. The lease provides for current monthly lease payments of $25,553 which increase over the term of the lease. The Company also leases office space in Manila, Philippines and Beijing, China that expire November 2009 and September 2008, respectively.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
Year ending December 31,
2007	$430,346
2008	478,680
2009	357,751
2010	137,866
2011	-

The Company incurred rent expense of $342,352 for the period from inception (January 10, 2006) to December 31, 2006.

Note 8 - Related parties

In addition to the note payable discussed in Note 4, the Company had certain transactions with a related party. As of December 31, 2006, Gregory Lykiardopoulos, owes $6,793 to the Company, Gregory Lykiardopoulos is the current CEO and major shareholder of the Company.

A former director of the Company, Stephen Garland, is also an owner of 373,137 shares of common stock.

Note 9 - Subsequent events

Effective March 28, 2007, Triton Distribution Systems, Inc., ("Triton") entered into a Line of Credit Loan Agreement (the “Loan Agreement”) with JMW Fund, LLC (“JMW”).

The Loan Agreement provides that Triton may borrow an amount up to a credit limit of $1.0 million for a six month term. Upon entering the Loan Agreement and execution of the requisite promissory notes, JMW shall deposit the first advance of $500,000; JMW shall deposit the second advance of Five Hundred Thousand and 00/100 Dollars ($500,000) no later than April 20, 2007. All sums advanced pursuant to this Loan Agreement shall bear interest from the date each advance is made until paid in full at the rate of 1% per month, simple interest on the first $500,000; and 1.5% per month, simple interest on the second $500,000. Triton may prepay the principal in entirety at any time without penalty. The funds from these advances will be used by Triton for operating expenses.

Triton paid a one-time commitment fee of $10,000 upon entering the Loan Agreement. Pursuant to the Loan Agreement, the loan will mature on September 24, 2007.