Form 10QSB
period 2007-03-31
Triton Distribution Systems, Inc.
filed 2007-05-15
CIK 1309541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 27, 2007 45,563,213 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TRITON DISTRIBUTION SYSTEMS, INC.
Index
		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006 (audited)	1

	Consolidated Statements of Operations for the three
	months ended March 31, 2007 (unaudited) , the period from inception (January 10, 2006) to March 31, 2006 (unaudited) and from inception (January 10, 2006) to March 31, 2007 (unaudited)	2

	Consolidated Statement of Stockholders Equity from inception
	(January 10, 2006) to March 31, 2007 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2007 (unaudited), the period from inception (January 10, 2006) to March 31, 2006 (unaudited) and the period from inception(January 10, 2006) to March 31, 2007 (unaudited).	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis or Plan of Operations	18

Item 3.	Controls and Procedures	22

PART II.	OTHER INFORMATION	22

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Balance Sheets

	MARCH 31,	DECEMBER 31
	2007	2006
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$296,135	$1,944,287
Other current assets	77,853	121,945
Prepaid consulting	367,657	723,600
TOTAL CURRENT ASSETS	741,645	2,789,832

FURNITURE AND EQUIPMENT, net	310,212	350,509
WEBSITE DEVELOPMENT COSTS, net	12,313	13,954
INTELLECTUAL PROPERTY, net	208,709	214,672

TOTAL ASSETS	$1,272,879	$3,368,967

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Deferred Income	$686	$--
Accounts payable	151,599	242,579
Accrued expenses	31,057	4,514
Accrued payroll	21,078	19,269
Accrued lease liability	13,660	10,982
TOTAL CURRENT LIABILITIES	218,080	277,344

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	$4,215	$--

STOCKHOLDERS' EQUITY
Preferred stock; no par value; 2,000,000 shares
authorized; 0 shares issued and outstanding
Common stock; no par value; 100,000,000 shares
authorized; 45,113,213 shares issued and outstanding	9,674,879	9,503,723
Additional paid-in capital	958,225	139,979
Deficit accumulated during the development stage	(9,565,734)	(6,552,079)
Accumulated balance of other comprehensive income	(16,786)	--
TOTAL STOCKHOLDERS' EQUITY	1,050,584	3,091,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,272,879	$3,368,967

The accompanying notes are an integral part of these consolidated financial statements.

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Statements of Operations

	THREE INCEPTION
	MONTHS (JANUARY 10,	INCEPTION(JANUARY 10,	INCEPTION(JANUARY 10,
	ENDED	2006) TO	2006) TO
	MARCH 31,	MARCH 31,	MARCH 31,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)

NET SALES	$	$	$

COST OF SALES

GROSS PROFIT

OPERATING EXPENSES:
Payroll and related benefits	1,843,824	436,143	4,688,789
Professional fees	726,787	217,639	2,401,422
Marketing and advertising	108,542	33,423	410,766
Other general and administrative expenses	326,911	251,637	2,068,712

TOTAL OPERATING EXPENSES	3,006,064	938,842	9,569,689

LOSS FROM OPERATIONS	(3,006,064)	(938,842)	(9,569,689)

OTHER INCOME (EXPENSE)
Interest income	16,997	--	59,458
Interest expense - related party	--	(6,838)	(30,915)
Loss on disposal of assets	(30,373)	--	(30,373)
TOTAL OTHER INCOME (EXPENSE)	(13,376)	(6,838)	(1,830)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,019,440)	(945,680)	(9,571,519)

PROVISION FOR INCOME TAXES	--	--	--
MINORITY INTEREST IN LOSS	5,785	--	5,785

NET LOSS	$(3,013,655)	$(945,680)	$(9,565,734)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustment	(16,786)	--	(16,786)

COMPREHENSIVE LOSS	$(3,030,441)		$ $ (9,582,520)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.07)	$(0.03)	$(0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	45,015,435	35,821,198	40,640,395

The accompanying notes are an integral part of these consolidated financial statements.

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Statements of Stockholders’ Equity
For the Period from Inception (January 10, 2006) to March 31, 2007

				Deficit
				Accumulated
				During the	Accumulated
			Additional	Development	other	Total
	Common Stock		Paid-in	Stage	comprehensive	Shareholders
	Shares	Par Value	Capital	Restated	income	Equity (Deficit)
Balance at inception(January 10, 2006)		$	$	$		$

Issuance of common stock for cash and contribution of	35,821,198	338,625				338,625
intellectual property in January 2006
Issuance of common stock in private placement for cash,
net of $822,902 in commissions and expenses in
July 2006	7,148,710	4,924,598				4,924,598
Issuance of common stock to placement agent for fees in
July 2006	598,029
Cancellation of investor shares in July 2006	(6,218,958)
Issuance of common stock in connection with
transaction with Petramerica Oil, Inc. in July 2006	2,087,910
Repurchase of shares from Petramerica Oil, Inc.
stockholders in July 2006	(400,000)	(400,000)				(400,000)
Issuance of shares to investor relation firms for services
in July 2006	2,238,824	1,800,000				1,800,000
Issuance of common stock in private placement for cash,
net of $149,500 in commissions in September 2006	3,737,500	2,840,500				2,840,500
Fair value of employee stock options			139,979			139,979
Net loss				(6,552,079)		(6,552,079)
Balance at December 31, 2006	45,013,213	9,503,723	139,979	(6,552,079)	-	3,091,623

Issuance of shares to investor relation firms for services
in March 2007	100,000	171,156				171,156
Fair value of employee stock options			818,246			818,246
Foreign currency translation gain(loss)					(16,786)	(16,786)
Net loss				(3,013,655)		(3,013,655)

	45,113,213	$9,674,879	$958,225	$(9,565,734)	$(16,786)	$1,050,584

The accompanying notes are an integral part of these consolidated financial statements.

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Statements of Cash Flows

		Inception	Inception
	For the Three	(January 10,	(January 10,
	Months Ended	2006) to	2006) to
	March 31,	March 31,	March 31,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,013,655)	$(945,680)	$(9,565,734)
Adjustments to reconcile net loss to net cash
used in operating activities:
Minority interest	4,215	-	4,215
Depreciation and amortization expense	37,354	7,858	110,372
Amortization of prepaid consulting	527,099	-	1,603,499
Loss on disposal of assets	30,372	-	30,372
Fair value of employee stock options	818,246	-	958,225
Changes in assets and liabilities
Prepaid insurance	-	-	(64,106)
Other current assets	44,092	(20,548)	(13,746)
Deferred income	686	-	686
Accounts payable	(90,980)	33,942	151,599
Accounts payable - related party	-	40,000	-
Accrued expenses	28,352	-	52,135
Accrued interest - related party	-	6,838	-
Lease Liability	2,677	-	13,660
Net cash used in operating activities	(1,611,542)	(877,590)	(6,718,823)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(19,824)	(41,667)	(413,754)
Payment for web development costs	-	(19,700)	(19,700)
Net cash used in investing activities	(19,824)	(61,367)	(433,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	100,100	8,837,600
Payment of offering costs	-	-	(972,402)
Repurchase of shares of common stock	-	-	(400,000)
Proceeds from issuance of notes payable
- related party	-	942,604	1,981,867
Repayment on notes payable - related party	-	0	(1,981,867)
Net cash provided by financing activities	-	1,042,704	7,465,198

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(16,786)	-	(16,786)
NET DECREASE IN CASH AND
CASH EQUIVALENTS	(1,648,152)	103,747	296,135
CASH AND CASH EQUIVALENTS,
Beginning of period	1,944,287	-	-
CASH AND CASH EQUIVALENTS,
End of period	$296,135	$103,747	$296,135

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$30,915
Income taxes paid	$-	$-	$-
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Contribution of intellectual property for common stock	$-	$238,525	$238,525
Issuance of stock for consulting services	$171,156	$	$171,156

The accompanying notes are an integral part of these consolidated financial statements.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

(UNAUDITED)

Note 1 - Basis of presentation, organization and significant accounting policies

Basis of presentation

The unaudited consolidated financial statements have been prepared by Triton Distribution Systems, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the period ended December 31, 2006 included in the Company's Current Report on 10KSB filed with the Securities and Exchange Commission on April 2, 2007. The results for the three months ending March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

(UNAUDITED)

The Company had adopted a December 31st year end. The Company is an emerging, next generation Web-based travel services distribution company. Its core business is the electronic distribution of travel inventory from airlines, car rental companies, hotels, tour and cruise operators, and other travel sellers to travel agencies and their clients on a global basis. The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 as it has not generated revenues for the period from January 10, 2006 (inception) to March 31, 2007 and has incurred a loss of $9,565,734 since inception.

The Company opened an office in the Philippines in August of 2006 and in China in September of 2006. These offices received their initial business licenses from the respective governments of the Philippines and China and we began the process of forming legal entities. These offices were specifically formed for the Company to expand its same business into the Philippines and China.

The subsidiary in China, Triton Distribution Systems (Beijing) (“Triton - Beijing”) was formed November of 2006 as a Wholly Foreign Owned Enterprise under the laws and regulations of the government of the People’s Republic of China. The Company is required to make a total investment in Triton Beijing of $250,000 U.S. Dollars (USD). The registered capital of Triton Beijing shall be $175,000 USD of which 15% of this amount was required to be contributed within 90 days of formation. The Company has complied with this requirement by making the initial funding in January of 2007. The remaining amount must be contributed within 2 years of the issuance of the business license. Triton Beijing’s business license has a term of 20 years that is renewable upon appropriate approval.

The subsidiary in the Philippines, Triton Distribution Systems Philippines Inc., was formed in June of 2006 as a Philippine corporation (60% Filipino owned, 40% foreign owned) under the laws of the Securities and Exchange Commission of the Republic of the Philippines (“Triton - Philippines”). The original ownership group of five individuals which comprised 5,000 shares and included the President of the Company as a 20% owner. Triton Philippines had an authorized capital stock of Two Million pesos (US$40,000) divided into 20,000 shares with the par value of 100 pesos per share. Thus, there remained unissued and unsubscribed shares of 15,000 in the amount of 1.5 million pesos (US$30,000) available for subscription by foreign subscribers which was subsequently subscribed to in January of 2007 and fully paid by inward remittances that had occurred subsequent to June 2006 by the Company. To complete the process of establishing Triton Nevada as the majority foreign equity holder in Triton Philippines, the authorized capital stock of Triton Philippines was increased from Two Million Pesos (US$40,000) to Thirty Million Pesos (U$600,000) as of August 23, 2006. Under Philippine law, inward remittances by Triton Nevada towards the operations of its subsidiary Triton Philippines, may be treated as an increase in authorized capital stock. Under this increase, the minority stockholders waived their rights to subscribe to their proportionate share in the issuance of 280,000 shares of stock with total par value of Twenty Eight Million Pesos (US$560,000). This resulted in the Company owning approximately 98% of Triton Distribution Systems, Philippines and this transaction was completed in February 2007. The President of the company still currently owns 0.33% of Triton Distribution Systems.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Triton Distribution Systems, Inc. (formerly Petramerica Oil, Inc.), a Colorado corporation and its wholly owned subsidiary, Triton Distribution Systems, Inc., a Nevada corporation. In addition, the accounts of Triton Distribution Systems (Beijing) and Triton Distribution Systems, Inc., a Philippine corporation are included in the accompanying consolidated financial statements. All inter-company accounts and transactions have been eliminated in consolidation.

History

The technology and display screens for the Company’s online distribution system was developed by the Company’s CEO and other current management while they were affiliated with GRS Network, Inc. (“GRS”), a California corporation, which was founded in 1997. GRS created various products for travel agents to streamline their businesses, including accounting systems, electronic reporting systems, a web-based engine, cruise products, management reports and system reporting applications. GRS produced software programs and sold them to independent travel agents, and developed the software and website for an Internet-based system for distributing travel inventory from sellers to agents.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

(UNAUDITED)

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

When GRS ceased operations, a secured lender held a security interest in all of the assets of GRS including its operating business, personal property and software technologies. In December 2005, an investor group formed TDS Acquisition, LLC, a Nevada limited liability company (“TDS LLC”), and acquired the security position of the secured lender for an investment of $200,000 in cash plus additional costs associated with the foreclosure. TDS LLC foreclosed on the inactive assets of GRS in January 2006 and contributed them to the Company in exchange for shares.  These assets consisted of computers, servers, furniture and fixtures, as well as the technology (Intellectual property) to support the online distribution of travel services. TDS LLC did not transfer any of the customers of GRS. The Company intends to develop its own strategy and plans to pursue business, first in Asia, and then in other parts of the world.

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

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is the foreign currency translation adjustment.

Foreign currency translation

The Company’s reporting currency is US dollar (“USD”). The Company’s Chinese subsidiary’s financial records and books are maintained in its local currency, Renminbi (RMB), as their functional currency. The Company’s Philippines subsidiary’s financial records and books are maintained in its local currency, Peso (PESO), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate at the end of the period. Since cash flows are translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of stockholders’ equity and amounted to $16,786 and $0 as of March 31, 2007 and December 31, 2006, respectively. The balance sheet amounts with the exception of equity at March 31, 2007 were translated at 7.74 RMB to $1.00 USD for China subsidiary and 48.23 PESO to $1.00 USD for Philippines subsidiary at March 31, 2007. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended March 31, 2007 were 7.77 RMB and 48.71 PESO for China and Philippines subsidiaries, respectively.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

(UNAUDITED)

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are immaterial to the consolidated financial statements.

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

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company has limited experience as it is a development stage company but does not anticipate incurring any losses related to this credit risk. As of March 31 2007 the Company had amounts in bank accounts in excess of FDIC insurance of $149,135. The deposits made in foreign banks are not insured. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Some of the company's operations are carried out in the People's Republic of China and the Philippines. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the foreign countries, by the general state of the foreign countries economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Furniture and equipment

Furniture and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 5-7 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

The estimated service lives of furniture and equipment are as follows:

Computer equipment	5 years
Software	5 years
Office equipment	5 years
Furniture and fixtures	7 years
Tenant improvements	7 years

Revenue recognition

The Company applies the guidance within SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”) to determine when to properly recognize revenue. SAB 104 states that revenue generally is realized or realizable and earned when persuasive evidence of an arrangement exists, services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured.

The Company provides electronic travel distribution services through its travel distribution system. These services are provided for airlines, car rental companies, hotels, tour and cruise operators, and other travel sellers to travel agencies and their clients. The Company charges a fee for reservations booked through its distribution system. Revenue is recognized at the time the transactions are processed. However, if a transaction is subsequently canceled, the transaction fee or fees must be credited or refunded. Therefore, revenue is recorded net of an estimated amount reserved to account for cancellations which may occur in a future month. This reserve is calculated based on industry historical cancellation rates and will be based on the Company's own cancellation rates once a sufficient history of cancellations is established. In estimating the amount of future cancellations that will require a transaction fee to be refunded, the Company assumes that a significant percentage of cancellations are followed by an immediate re-booking of the transaction, without a net loss of revenue.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

(UNAUDITED)

Website development costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when put into service, and are being amortized over three years. The Company accounts for these costs in accordance with Emerging Issues Task Force (“EITF”) 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense was $1,642, $821 and $7,387 for the three months ended March 31, 2007, for the period from inception (January 10, 2006) to March 31, 2006 and for the period from inception (January 10, 2006) to March 31, 2007, respectively.

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

Amortization expense was $5,963, $5,963 and $29,816 for the three months ended March 31, 2007, for the period from inception (January 10, 2006) to March 31, 2006 and for the period from inception (January 10, 2006) to March 31, 2007, respectively. Amortization expense for the next 5 years is expected to be $23,852 per year.

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

Stock based compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. As of March 31, 2007, the Company had 2,403,336 employee stock options outstanding and 1,614,742 warrants outstanding.

Reclassifications

Certain reclassifications have been made to the prior period information to conform with the current period presentation. These reclassifications have no effect on previously recognized net loss or cash flows.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

(UNAUDITED)

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

Leases

The Company accounts for its leases under the provisions of SFAS No. 13, “ Accounting for Leases,” and subsequent amendments, which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The Company’s office leases are accounted for as operating leases. The office leases contain certain rent escalation clauses over the life of the leases. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “accrued lease liability” on the accompanying consolidated balance sheet.

Loss per share

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the net loss by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 2,403,336 employee stock options outstanding and 1,614,742 warrants outstanding at March 31, 2007. The Company had a net loss in each period since inception. Therefore any outstanding employee stock options and warrants would be anti-dilutive.

Recently issued accounting pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the financial position or results of operations of the Company.

In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

(UNAUDITED)

3.	Permits an entity to choose `Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 156 is not expected to have a material effect on the financial position or results of operations of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any; the adoption of this statement will have on the financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management has determined that this SFAS will not have a material effect on the financial position or results of operations of the Company.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

(UNAUDITED)

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has not generated revenues, has incurred significant operating losses of $9,565,734 to date and has a negative cash flow from operations, which raises substantial doubt about its ability to continue as a going concern.

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

Note 3 - Furniture and equipment

The cost of furniture and equipment consisted of the following:

	March 31, 2007	December 31, 2006

Computer equipment	$98,578	$96,063
Software	56,872	53,752
Office equipment	93,241	81,667
Furniture and fixtures	74,924	74,134
Tenant improvements	59,921	88,313
Total	383,536	393,929
Less: Accumulated depreciation	(73,324)	(43,420)
Total	$310,212	$350,509

Depreciation expense was $29,749, $1,074 and $73,324 for the three months ended March 31 2007, for the period from inception (January 10, 2006) to March 31, 2006 and for the period from inception (January 10, 2006) to March 31 2007, respectively.

Note 4 - Line of Credit

In March 2007, The Company entered into a Line of Credit Loan Agreement with JMW Fund, LLC (“JMW”).

The Loan Agreement provides that Triton may borrow an amount up to a credit limit of $1.0 million for a six month term. Upon entering the Loan Agreement and execution of the requisite promissory notes, JMW shall deposit the first advance of $500,000.; JMW shall deposit the second advance of Five Hundred Thousand and 00/100 Dollars ($500,000.) no later than April 20, 2007. All sums advanced pursuant to this Loan Agreement shall bear interest from the date each advance is made until paid in full at the rate of 1% per month, simple interest on the first $500,000; and 1.5% per month, simple interest on the second $500,000. Triton may prepay the principal in entirety at any time without penalty. The funds from these advances will be used by Triton for operating expenses.

The Company paid a one-time commitment fee of $10,000 upon entering the Loan Agreement. Pursuant to the Loan Agreement, the loan will mature on September 24, 2007.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

(UNAUDITED)

Note 5 - Notes payable - related party

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

Note 6 - Stockholders' equity

The Company has authorized 102,000,000 shares of no par value stock. 100,000,000 have been authorized as common stock and 2,000,000 have been authorized as preferred stock. As of March 31, 2007, the Company has 45,113,213 shares of common stock issued and outstanding. No shares of preferred stock are outstanding.

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

In July 2006, in connection with the private placement offering described above, the Company's original investors agreed to cancel an aggregate of 6,218,958 of their shares upon the successful completion of selling at least $5,000,000 in the private placement.

In July 2006, in connection with the transaction with Petra (see Note 1), the Company repurchased and retired 400,000 shares of its common stock for $400,000 that were owned by certain shareholders of Petra.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

(UNAUDITED)

In July 2006, the Company issued to two investor relation firms a total of 2,238,824 (1,119,412 each) shares of common stock valued at $0.80 per share. The value of these shares of $1,800,000 is being amortized over the terms of the respective agreements. The shares were actually issued on July 26, 2006, but the value of these shares is being amortized over the respective service periods for each agreement which both began on July 10, 2006 the date of the transaction with Petra. As of March 31 2007, the unamortized balance of $217,241 is shown as prepaid consulting as a current asset in the accompanying consolidated balance sheet.

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

In March, 2007, the Company issued to a investor relations firm a total of 100,000 shares of common stock valued at $1.71 per share, the closing price of the stock on the date of issuance. The value of these shares of $171,156 is being amortized over the terms of the agreements. The shares were actually issued on March 29, 2007, and the value of these shares is being amortized over the service period of the agreement which began on March 8, 2007. As of March 31 2007, the unamortized balance of $150,416 is shown as prepaid consulting as a current asset in the accompanying consolidated balance sheet.

Stock Options

The Company accounts for stock options under SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees , and allowed under the original provisions of SFAS No. 123.

The Company recognized $818,246, $0 and $497,455 in share-based compensation expense for the three months ended March 31, 2007, for the period from inception (January 10, 2006) to March 31, 2006 and for the period from inception (January 10, 2006) to March 31, 2007, respectively. The impact of this share-based compensation expense on the Company's basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

(UNAUDITED)

On June 12, 2006, the Company's board of directors approved the Triton Distribution Systems, Inc. 2006 Equity Incentive Plan (the “Plan”) that provides for the issuance of up to 4,300,000 shares under the Plan.

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 10, 2006		-	$-
Granted	$2,845,636	$1.67
Forfeited	$442,300	1.49
Exercised	-	-
Outstanding, December 31, 2006	$2,403,336	$1.71	$4,196,712

As of March 31 2007, 428,912 options have vested.

For options granted, the weighted-average fair value of such options was $0.91 and at March 31,2007 the weighted average remaining contractual life of options outstanding is 9.59 years. For all options granted, the exercise price was equal to the market price of the Company's stock at the date of grant. All the options expire in 2017.

As of March 31, 2007, there was $969,680 of total unrecognized compensation cost related to non-vested options granted under the plan. That cost is expected to be recognized over the 3 year life of the options.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows: For Options Granted
Prior to July 14, 2006:

Risk-free interest rate	4.5%
Expected life of the options	3.00 years
Expected volatility	22%
Expected dividend yield	0

For Options Granted
December 1, 2006

Risk-free interest rate	4.5%
Expected life of the options	3.00 years
Expected volatility	86%
Expected dividend yield	0

For Options Granted
March 2, 2007

Risk-free interest rate	4.5%
Expected life of the options	3.00 years
Expected volatility	121%
Expected dividend yield	0

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
MARCH 31, 2007

(UNAUDITED)

Below is a summary of the warrant activity:
	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 10, 2006	-	-	$0
Granted	1,614,742	$0.80
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2006	1,614,742	$0.80	$7,185,602

As of December 31, 2006, all of the warrants had vested. All warrants expire in 2011.

Note 7 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	March 31, 2007	December 31, 2006
Deferred tax assets:
Federal net operating loss	$2,204,208	$1,637,961
State net operating loss	633,352	470,648
Equity compensation	956,184	486,551
Total deferred tax assets	3,793,744	2,595,160
Less valuation allowance	(3,793,744)	(2,595,160)
Total	$-	$-

At March 31, 2007, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $6,482,966 and $7,116,317, respectively. Federal NOLs could, if unused, expire in 2021. State NOLs, if unused, could expire in 2011.

The valuation allowance increased by $1,198,584, $349,000 and $ 3,793,744 the three months ended March 31, 2007, for the period from inception (January 10, 2006) to March 31, 2006 and for the period from inception (January 10, 2006) to March 31, 2007, respectively. The Company has provided a 100% valuation allowance on the deferred tax assets at March 31,2007 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the period from inception (January 10, 2006) to March 31, 2007 is as follows:
Federal income tax rate	(34.0%)
State tax, net of federal benefit	(6.0%)
Equity compensation	15.6%
Non-deductible items	0.2%
Increase in valuation allowance	24.2%

Effective income tax rate	0.0%

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

(UNAUDITED)

Note 8 - Commitments and contingencies

Employment agreement

In July, 2006, the Company entered into a three-year employment agreement with its CEO, Gregory Lykiardopoulos to be effective as of February 2006 pursuant to which Mr. Lykiardopoulos will receive an annual base salary of $250,000 and other compensation to be determined by the Board of Directors. In addition to Mr. Lykiardopoulos is entitled to receive additional shares of common stock if certain profitability requirements are met. These shares will be issued from existing shares. No new shares will be issued pertaining to this agreement.

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

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
Period ending March 31,
2008	$444,207
2009	401,171
2010	350,378
2011	55,525
2012	-

The Company incurred rent expense of $114,718, $36,240 and $457,070 for the three months ended March 31, 2007, for the period from inception(January 10, 2006) to March 31, 2006 and for the period from inception (January 10, 2006) to March 31, 2007, respectively.

Note 9 - Related parties

In addition to the note payable discussed in Note 5, the Company had certain transactions with a related party. As of March 31, 2007, Triton Distribution the Company owes Gregory Lykiardopoulos, $2,018. Gregory Lykiardopoulos is the current CEO and major shareholder of the Company.

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

We are in a very precarious cash position. As of March 31, 2007, we had an aggregate cash balance of $296,135. We currently depend on funds raised from financing activities to continue operations. If we continue to generate a loss on operations, it will become increasingly difficult to execute our plan of operations. Our ability to sustain operations through fiscal 2007 is predicated upon certain critical assumptions, including (i) that our efforts accelerate sales activities are successful, (ii) that we are able to meet our development schedule (iii) that we will not incur additional unplanned expenditures in fiscal 2007, (iv) that we will be successful in our pursuit of outside debt or equity financing, and (v) that we will not incur unexpected significant cash outlays during any period of fiscal 2007.

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

The Company has opened offices in the Philippines and in China. These offices received their approval from the respective governments of the Philippines and China to be formed as subsidiaries of the Company. These offices were specifically formed for the Company to expand its same business into the Philippines and China.

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, recoverability of intangible assets, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the valuation of intangible assets. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

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

Revenue Recognition

We apply the guidance within SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”) to determine when to properly recognize revenue. SAB 104 states that revenue generally is realized or realizable and earned when persuasive evidence of an arrangement exists, services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured.

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

Stock Based Compensation

We adopted SFAS No.123 (Revised 2004), Share Based Payment (“SFAS No.123R”). SFAS No.123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by APB Opinion No.25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No.123. In determining the fair value of employee stock options we will periodically evaluate the stock option exercise behavior of our employees and determined that the best estimate of the expected term of stock options. Due to the limited history of our company, for all options granted in 2006 and 2007 we have estimated that the expected term of the employee options to be 3 years. At the time the first round of stock options were granted in 2006, we were not a publicly traded company, therefore the expected volatility of our stock was based on the historical volatility of public companies in our industry. The expected volatility used to estimate the fair value of our employee options was 22%. During the second and third rounds of stock options granted later in the year, we based the historical volatility on our own company stock. The expected volatility used to estimate the fair value of the second and third rounds of employee options was 86% and 121% respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of $296,135 at March 31, 2007. Our total current assets at March 31, 2007 were $741,645. We have incurred operating losses since inception in January 10, 2006 and during this period we have also consumed significant cash and other financial resources, and presently have minimal liquidity. In response to these conditions, we have focused all of our efforts on near term revenue opportunities to achieve break-even operating results. In addition, we intend to pursue outside debt and equity sources of financing that can provide Triton with a longer term source of capital and generally improve its balance sheet and financial stability.

We are in a very precarious cash position. As of March 31, 2007, we had an aggregate cash balance of $296,135. We currently depend on funds raised from financing activities to continue our operations. Our ability to sustain operations through fiscal 2007 is predicated upon certain critical assumptions, including (i) that our efforts accelerate sales activities are successful, (ii) that we are able to meet our development schedule (iii) that we will not incur additional unplanned expenditures in fiscal 2007, (iv) that we will be successful in our pursuit of outside debt or equity financing, and (v) that we will not incur unexpected significant cash outlays during any period of fiscal 2007. Based on our current cash positions, we will be required to raise additional funds within the next 12 months in order to maintain our operations.

Our total current liabilities were $218,080 at March 31, 2007, which consists of accounts payable of $151,599, accrued expenses of $31,057, accrued payroll of $21,078, deferred lease liability of $13,660 and other liabilities of $686.

During the period from inception (January 10, 2006) to March 31, 2007, we used $6,718,823 and $433,454 of cash in our operating and investing activities, respectively, and generated cash of $7,465,198 from our financing activities.

During the three months ended March 31, 2007, we used $1,611,542 and $19,824 of cash in our operating and investing activities, respectively, and generated $0 cash from our financing activities. We have financed our operations primarily through cash generated from notes payable issued to related parties and from the sale of shares of our common stock.

In March 2007, the Company entered into a Line of Credit Loan Agreement with JMW Fund, LLC (“JMW”).

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

The Company paid a one-time commitment fee of $10,000 upon entering the Loan Agreement. Pursuant to the Loan Agreement, the loan will mature on September 24, 2007.

In July 2006, we sold 5,747,500 shares of our common stock for gross proceeds of $5,747,500 in a private placement. After paying the commission and fees associated with the private placements of approximately $813,000 and repaying the notes payable and accrued interest to investors of approximately $2,013,000, we received approximately $2,921,500 from this private placement.

In July 2006, we completed a reverse acquisition transaction with Triton.  In accordance with the terms of the Share Exchange Agreement, we issued and exchanged 36,750,950 shares of our common stock for all 29,547,500 issued and outstanding shares of Triton common stock.  After the merger transaction, the stockholders of Triton own approximately 95% of our issued and outstanding shares and the management and board of directors of Triton were appointed as officers and two of our directors.  The exchange of shares has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of Triton obtained control of us.  Accordingly, the exchange of shares of the two companies has been recorded as a recapitalization of Triton, with Triton being treated as the continuing entity. Accordingly, Triton's assets and liabilities are included in the balance sheet at their historical book values and the results of operations of Triton have been presented for the comparative prior period.

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

Results of Operations

Revenue

We generated no revenue from our inception to March 31, 2007.

Operating Expenses

Our operating expenses from inception to March 31, 2007 were $9,569,689 which consisted of payroll and related benefits of $4,688,789, professional fees of $ 2,401,422, marketing and advertising of $410,766 and other general and administrative expenses of $2,068,712

Interest expense from inception to March 31, 2007 was $30,915 which consisted of interest accrued on the notes payable to related parties and interest income for the same period was $59,458.

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

During the first half of 2007, we opened offices in the Philippines and in China. These offices received their approval from the respective governments of the Philippines and China to be formed as subsidiaries of the Company. These offices were specifically formed for the Company to expand its same business into the Philippines and China. We plan to have our Philippine, China and United States operations begin selling travel products and establish operations in Europe, South America and India. To facilitate this we have set up our tier one customer support operations at our headquarters in Sausalito, Ca. and established remote customer support and sales operations in Manila, Beijing and established marketing agreements in Europe and the Middle East. We anticipate that the cost of achieving these milestones will be approximately $3.0 million.

Employees

Our employee head count was 40 as of March 31, 2007.

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

Part II.OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any pending or threatened legal proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In July 2006 we acquired all of the outstanding common stock of Triton Distribution Systems, Inc. for 36,750,950 shares of our common stock pursuant to a Share Exchange Agreement with Triton and its stockholders.

In July 2006 we issued an aggregate of 7,148,710 shares of our common stock to a group of 230 accredited investors through Brookstreet Securities Corporation, as Placement Agent, at $.80 per share pursuant to the exemption provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.  The shares were offered solely to accredited investors, no form of general advertising was used, and all investors took the shares as an investment and not with the intent to distribute and all shares were issued with a restrictive legend thereon. As additional consideration for acting as our Placement Agent, we issued to Brookstreet warrants to acquire 1,429,742 shares of our common stock at $.80 per share and also issued to it 598,029 shares for investment banking consulting services valued at $.80 per share.

In July 2006 we issued 1,119,412 shares each valued at $.80 per share to Capital Group Communications, Inc. and Livestrong Venture Capital Partners, Inc. for investor relations services pursuant to the exemption provided by Section 4(2) of the Act.

In September 2006 we issued 3,450,000 and 287,500 shares of our common stock to two accredited Kuwaiti corporate investors, pursuant to the exemption provided by Section 4(2) of the Act, for $.80 per share and paid a finder's fee of 185,000 common stock purchase warrants. The warrants are exercisable at $.80 per share until September 18, 2007. Both investors took the common stock for investment purposes and not with the intent to distribute and the certificates were issued with a restrictive legend thereon.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On August 17, 2006, the shareholders of Triton at a Shareholders' Meeting approved amendments to Triton's Articles of Incorporation to change its name to Triton Distribution Systems, Inc. and to increase its authorized shares of no par common stock to 100,000,000 shares effective August 17, 2006. In addition, on August 17, 2006, the shareholders of Triton at a Shareholders' Meeting approved Triton's 2006 Equity Incentive Plan.

Item 5. Other Information

Not applicable

Item 6.Exhibits

(a) Exhibits

Number	Exhibit

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Line of Credit Loan Agreement dated March 28, 2007, by and between JMW Fund, LLC and Triton Distribution Systems, Inc. (1)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1) Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRITON DISTRIBUTION SYSTEMS, INC.

May 15, 2007	By:	/s/ Gregory Lykiardopolous
Gregory Lykiardopolous Chief Executive Officer