Form 10QSB
period 2007-06-30
Triton Distribution Systems, Inc.
filed 2007-08-14
CIK 1309541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 27, 2007, there were 46,195,308 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

TRITON DISTRIBUTION SYSTEMS, INC.
Index

		Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006 (audited)	2

	Consolidated Statements of Operations for the three and six
	months ended June 30, 2007 (unaudited) , and 2006 (unaudited) and from inception (January 10, 2006) to June 30, 2007 (unaudited)	3
	Consolidated Statement of Stockholders Equity from inception
	(January 10, 2006) to June 30, 2007 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2007 (unaudited), and 2006 (unaudited) and the period from inception(January 10, 2006) to June 30, 2007 (unaudited).	5
	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis or Plan of Operations	21

Item 3.	Controls and Procedures	27

PART II.	OTHER INFORMATION	27
Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

SIGNATURES		29

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$709,483	$1,944,287
Other current assets	88,748	121,944
Prepaid consulting	2,046,547	723,600
TOTAL CURRENT ASSETS	2,844,778	2,789,831

FURNITURE AND EQUIPMENT, net	283,565	350,509
WEBSITE DEVELOPMENT COSTS, net	10,671	13,954
INTELLECTUAL PROPERTY, net	202,746	214,672

TOTAL ASSETS	$3,341,760	$3,368,966

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Deferred Income	$834	$-
Accounts payable	195,356	242,579
Accrued expenses	41,988	4,514
Accrued payroll	41,864	19,269
Accrued lease liability	15,421	10,981

Convertible note payable, net of discount	-

TOTAL CURRENT LIABILITIES	295,463	277,343

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	2,285	-

STOCKHOLDERS' EQUITY
Preferred stock; no par value; 2,000,000 shares
authorized; 0 shares issued and outstanding
Common stock; no par value; 100,000,000 shares
authorized; 46,174,213 shares issued and outstanding	11,823,679	9,503,723
Additional paid-in capital	4,014,143	139,979
Deficit accumulated during the development stage	(12,774,644)	(6,552,079)
Accumulated balance of other comprehensive income	(19,166)	-

TOTAL STOCKHOLDERS' EQUITY	3,044,012	3,091,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,341,760	$3,368,966

The accompanying notes are an integral part of these consolidated financial statements.

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Statements of Operations

					Inception
	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended	(January 10, 2006) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET SALES	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES:
Payroll and related benefits	2,125,004	521,251	3,968,847	957,393	6,813,813
Professional fees	580,653	119,514	1,307,439	299,954	2,982,074
Marketing and advertising	75,582	39,088	184,125	102,512	486,349
Other general and administrative expenses	405,527	304,571	732,420	563,407	2,474,220

TOTAL OPERATING EXPENSES	3,186,766	984,424	6,192,831	1,923,266	12,756,456

LOSS FROM OPERATIONS	(3,186,766)	(984,424)	(6,192,831)	(1,923,266)	(12,756,456)

OTHER INCOME (EXPENSE)
Interest income	3,495	-	20,493	-	62,955
Interest expense - related party	(27,569)	(21,796)	(27,569)	(28,635)	(58,485)
Loss on disposal of assets	-	-	(30,373)	-	(30,373)

TOTAL OTHER INCOME (EXPENSE)	(24,074)	(21,796)	(37,449)	(28,635)	(25,903)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,210,840)	(1,006,220)	(6,230,280)	(1,951,901)	(12,782,359)

PROVISION FOR INCOME TAXES
MINORITY INTEREST IN LOSS	1,930	-	7,715	-	7,715

NET LOSS	(3,208,910)	(1,006,220)	(6,222,565)	(1,951,901)	(12,774,644)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustment	(2,381)	-	(19,166)	-	(19,166)

COMPREHENSIVE LOSS	$(3,211,291)	$(1,006,220)	$(6,241,731)	$(1,951,901)	$(12,793,810)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.07)	$(0.03)	$(0.14)	$(0.05)	$(0.31)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	45,486,587	35,821,198	45,252,312	35,821,198	41,463,162

The accompanying notes are an integral part of these consolidated financial statements.

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Statements of Stockholders’ Equity
For the Period from Inception (January 10, 2006) to June 30, 2007

				Deficit
				Accumulated
				During the	Accumulated
			Additional	Development	Other	Total
	Common Stock		Paid-in	Stage	Comprehensive	Stockholder's
	Shares	Par Value	Capital	Restated	Income	Equity
Balance at inception (January 10, 2006)		$-	$-	$-	$-	$-

Issuance of common stock for cash and contribution of intellectual property in January 2006	35,821,198	338,625				338,625
Net loss				(1,951,901)		(1,951,901)
Balance at June, 2006	35,821,198	338,625	-	(1,951,901)	-	(1,613,276)

Issuance of common stock in private placement for cash, net of $822,902 in commissions and expenses	7,148,710	4,924,598				4,924,598
Issuance of common stock to placement agent for fees	598,029
Cancellation of investor shares in July 2006	(6,218,958)					-
Issuance of common stock in connection with transaction with Petramerica Oil, Inc. in July 2006	2,087,910					-
Repurchase of shares from Petramerica Oil, Inc. stockholders in July 2006	(400,000)	(400,000)				(400,000)
Issuance of shares to investor relation firms for services in July 2006	2,238,824	1,800,000				1,800,000
Issuance of common stock in private placement for cash, net of $149,500 in commissions in September 2006	3,737,500	2,840,500				2,840,500
Fair value of employee stock options			139,979			139,979
Net loss				(4,600,178)		(4,600,178)
Balance at December 31, 2006	45,013,213	9,503,723	139,979	(6,552,079)	-	3,091,623

Issuance of shares to investor relation firm for services in March 2007	100,000	171,156				171,156
Fair value of employee stock options			818,246			818,246
Foreign currency translation gain (loss), three months ending March 31, 2007					(16,785)	(16,785)
Net loss three months ending March 31, 2007				(3,013,655)		(3,013,655)
Issuance of shares to investor relation firms for services in May 2007	500,000	700,000				700,000
Issuance of shares to investor relation firms for services in June 2007	500,000	1,400,000				1,400,000
Fair value of warrants issued in connection with loan			2,000,000			2,000,000
Fair value of employee stock options			1,055,918			1,055,918
Exercise of Employee Stock Options	61,000	48,800				48,800
Foreign currency translation gain (loss)					(2,381)	(2,381)
Net loss				(3,208,910)		(3,208,910)

Balance, June 30, 2007	46,174,213	$11,823,679	$4,014,143	$(12,774,644)	$(19,166)	$3,044,012

The accompanying notes are an integral part of these consolidated financial statements.

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Statements of Cash Flows

	For the Six	For the Six	Inception
	Months Ended	Months Ended	(January 10, 2006) to
	June 30, 2007	June 30, 2006	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:	(unaudited)	(unaudited)	(unaudited)
Net loss	$(6,222,565)	$(1,951,901)	$(12,774,644)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-	-
Minority interest	2,285	-	2,285
Depreciation and amortization expense	88,616	20,749	161,634
Amortization of prepaid consulting	948,209	-	2,024,609
Loss on disposal of assets	30,372	-	30,372
Fair value of employee stock options	1,874,166	-	2,014,145
Changes in assets and liabilities
Prepaid insurance	30,901	-	(33,205)
Other current assets	2,296	(187,482)	(55,542)
Deferred income	835	-	835
Accounts payable	(47,223)	184,591	195,356
Accounts payable - related party	28,352	-	-
Accrued expenses	26,649	134,946	78,784
Accrued interest - related party	5,069	-	5,069
Lease Liability	4,437	-	15,420
Net cash used in operating activities	(3,227,601)	(1,799,097)	(8,334,882)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(36,837)	(175,482)	(430,767)
Payment for web development costs	-	(19,700)	(19,700)
Net cash used in investing activities	(36,837)	(195,182)	(450,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	48,800	108,081	8,886,400
Payment of offering costs	-	-	(972,402)
Repurchase of shares of common stock	-	-	(400,000)
Proceeds from issuance of notes payable	2,000,000	-	2,000,000
Proceeds from note payable - related party	-	1,981,867	1,981,867
Repayment on notes payable - related party	-	-	(1,981,867)
Net cash provided by financing activities	2,048,800	2,089,948	9,513,998

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(19,166)	-	(19,166)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,234,804)	95,669	709,483

CASH AND CASH EQUIVALENTS, Beginning of period	1,944,287	-	-
CASH AND CASH EQUIVALENTS, End of period	$709,483	$95,669	$709,483

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$27,500	$28,635	$51,135
Income taxes paid	$800	$-	$800
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Contribution of intellectual property for common stock	$-	$-	$238,525
Issuance of stock for consulting services	$2,271,156	$-	$1,171,156

The accompanying notes are an integral part of these consolidated financial statements.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

(UNAUDITED)

Note 1 - Basis of presentation, organization and significant accounting policies

Basis of presentation

The unaudited consolidated financial statements have been prepared by Triton Distribution Systems, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the period ended December 31, 2006 included in the Company's Annual Report on 10KSB filed with the Securities and Exchange Commission on April 2, 2007. The results for the period ending June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

The Company had adopted a December 31st year end. The Company is an emerging, next generation Web-based travel services distribution company. Its core business is the electronic distribution of travel inventory from airlines, car rental companies, hotels, tour and cruise operators, and other travel sellers to travel agencies and their clients on a global basis. The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 as it has not generated revenues for the period from January 10, 2006 (inception) to June 30, 2007 and has incurred a loss of $12,793,810 since inception.

The Company opened an office in the Philippines in August of 2006 and in China in September of 2006. These offices received their initial business licenses from the respective governments of the Philippines and China and we began the process of forming legal entities. These offices were specifically formed for the Company to expand its same business into the Philippines and China.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

(UNAUDITED)

The subsidiary in China, Triton Distribution Systems (Beijing) (“Triton Beijing”) was formed November of 2006 as a Wholly Foreign Owned Enterprise under the laws and regulations of the government of the People’s Republic of China. The Company is required to make a total investment in Triton Beijing of $250,000 U.S. Dollars (USD). The registered capital of Triton Beijing shall be $175,000 USD of which 15% of this amount was required to be contributed within 90 days of formation. The Company has complied with this requirement by making the initial funding in January of 2007. The remaining amount must be contributed within 2 years of the issuance of the business license. Triton Beijing’s business license which was issued on November 21, 2006 has a term of 20 years that is renewable upon appropriate approval.

The subsidiary in the Philippines, Triton Distribution Systems Philippines Inc. (“Triton Philippines”), was formed in June of 2006 as a Philippine corporation (60% Filipino owned, 40% foreign owned) under the laws of the Securities and Exchange Commission of the Republic of the Philippines. Triton Philippines had an authorized capital stock of Two Million pesos (US$40,000) divided into 20,000 shares with a par value of 100 pesos per share. The original ownership group of five individuals was issued 5,000 shares in the aggregate and included the President of the Company as a 20% owner. Thus, there remained unissued and unsubscribed shares of 15,000 in the amount of 1.5 million pesos (US$30,000) available for subscription by foreign subscribers which was subsequently subscribed to in January of 2007 and fully paid by inward remittances that had occurred subsequent to June 2006 by the Company. To complete the process of establishing TDS as the majority foreign equity holder in Triton Philippines, the authorized capital stock of Triton Philippines was increased from Two Million Pesos (US$40,000) to Thirty Million Pesos (U$600,000) as of August 23, 2006. Under Philippine law, inward remittances by TDS towards the operations of its subsidiary, Triton Philippines, may be treated as an increase in authorized capital stock. Under this increase, the minority stockholders waived their rights to subscribe to their proportionate share in the issuance of 280,000 shares of stock with total par value of Twenty Eight Million Pesos (US$560,000). This resulted in the Company owning approximately 98% of Triton Philippines and this transaction was completed in February 2007. The President of the Triton Philippines still currently owns 0.33% of Triton Philippines.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Triton Distribution Systems, Inc. (formerly Petramerica Oil, Inc.), a Colorado corporation and its wholly owned subsidiary, Triton Distribution Systems, Inc., a Nevada corporation. In addition, the accounts of wholly owned Triton Distribution Systems (Beijing) and 98% owned Triton Distribution Systems, Inc., a Philippine corporation are included in the accompanying consolidated financial statements. All inter-company accounts and transactions have been eliminated in consolidation.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

(UNAUDITED)

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of stockholders’ equity and amounted to $19,166 and $0 as of June 30, 2007 and December 31, 2006, respectively. The balance sheet amounts with the exception of equity at June 30, 2007 were translated at 7.62 RMB to $1.00 USD for China subsidiary and 46.44 PESO to $1.00 USD for Philippines subsidiary at June 30, 2007. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended June 30, 2007 were 7.68 RMB and 47.06 PESO for China and Philippines subsidiaries, respectively.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company has limited experience as it is a development stage company but does not anticipate incurring any losses related to this credit risk. As of June 30, 2007 the Company had amounts in bank accounts in excess of FDIC insurance of $648,499. The deposits made in foreign banks are not insured. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

(UNAUDITED)

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

Website development costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when put into service, and are being amortized over three years. The Company accounts for these costs in accordance with Emerging Issues Task Force (“EITF”) 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense was $1,642 and $1,642, for the three months ended June 30, 2007 and June 30, 2006; $3,283 and $2,462 for the six months ended June 30, 2007 and June 30,2006; and $9,029 for the period from inception (January 10, 2006) to June 30, 2007, respectively.

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

Amortization expense was $5,963 and $5,963, for the three months ended June 30, 2007 and June 30, 2006; $11,926 and $11,926 for the six months ended June 30, 2007 and June 30, 2006: and $35,779 for the period from inception (January 10, 2006) to June 30, 2007, respectively. Amortization expense for the next 5 years is expected to be $71,556 per year.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

(UNAUDITED)

Stock based compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. As of June 30, 2007, the Company had 2,830,281 employee stock options outstanding and 3,489,472 warrants outstanding.

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

Loss per share

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the net loss by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 2,830,281 employee stock options outstanding and 3,614,742 warrants outstanding at June 30, 2007. The Company had a net loss in each period since inception. Therefore all outstanding employee stock options and warrants are anti-dilutive.

Recently issued accounting pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has adopted SFAS No. 155 and the adoption did not have a material effect on the financial position or results of operations of the Company.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

(UNAUDITED)

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

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a material effect on the financial position or results of operations of the Company.

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
JUNE 30, 2007

(UNAUDITED)

 Note 2 - Development stage company and going concern

The Company is a developmental stage company formed on January 10, 2006. The Company is subject to risks and uncertainties, including new product development, actions of competitors, reliance on the knowledge and skills of its employees to be able to service customers, and availability of sufficient capital and a limited operating history. Accordingly, the Company presents its financial statements in accordance with the accounting principles generally accepted in the United States of America that apply in establishing new operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the accumulated statement of operations and cash flows from inception of the development stage to the date on the current balance sheet. Contingencies exist with respect to this matter, the ultimate resolution of which cannot presently be determined.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has not generated revenues, has incurred significant operating losses of $12,744,644 to date and has a negative cash flow from operations, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management has raised additional capital and has effectuated a business combination with a public company. Management believes that this plan provides an opportunity for the Company to continue as a going concern. However, there are no assurances that management will continue to be successful raising enough capital to execute the Company's business plan.

Note 3 - Furniture and equipment

The cost of furniture and equipment consisted of the following:

	June 30, 2007	December 31, 2006

Computer equipment	$101,674	$96,063
Software	56,872	53,753
Office equipment	95,852	81,667
Furniture and fixtures	74,924	74,134
Tenant improvements	71,224	88,313
Total	400,546	393,930
Less: Accumulated depreciation	(116,981)	(43,421)
Total	$283,565	$350,509

Depreciation expense was $54,156 and $5,286, for the three months ended June 30, 2007 and June 30, 2006; $83,907 and $6,360 for the six month ended June 30, 2007 and June 30, 2006; and $127,328 for the period from inception (January 10, 2006) to June 30, 2007, respectively.

Note 4 - Line of Credit

In March 2007, The Company entered into a Line of Credit Loan Agreement with JMW Fund, LLC (“JMW”).

The Loan Agreement provides that Triton may borrow an amount up to a credit limit of $1.0 million for a six month term. All sums advanced pursuant to this Loan Agreement shall bear interest from the date each advance is made until paid in full at the rate of 1% per month, simple interest on the first $500,000; and 1.5% per month, simple interest on the second $500,000. Triton may prepay the principal in entirety at any time without penalty. The Company paid a on-time commitment fee of $10,000 upon entereing the Loan Agreement which was amortized over the life of the loan. The funds from these advances were used by Triton for operating expenses. This agreement was replaced upon the signing of the new agreement on June 28, 2007.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

(UNAUDITED)

On June 28, 2007, the Company issued a convertible senior note (“Convertible Note”) to JMW Fund LLC, San Gabriel Fund LLC, Underwood Family Partners, Ltd., and Battersea Capital, Inc (“Lenders”) for gross proceeds totaling $3,000,000 (“Total Principal Amount”). This agreement replaced the March 28, 2007 agreement with JMW Fund LLC from which the Company borrowed $1.0 million in April 2007. That $1.0 million outstanding was rolled into this agreement. Of the Total Principal Amount, the Company was able to draw $1,000,000 by June 30, 2007, and another $1,000,000 may be drawn by July 30, 2007. The terms and conditions of the Convertible Note replaces the terms and conditions of a promissory note issued by the Company to the Lenders on March 28, 2007 for gross proceeds of $1,000,000. As of June 30, 2007, the Company had $2.0 million of loans outstanding.

Interest accrues at one percent (1%) per month and began to accrue on July 1, 2007. All outstanding principal and accrued and unpaid interest is due and payable on July 1, 2008 (“Maturity Date”). If the Company should suffer an event of default under the Note, the interest shall be one and a half percent (1.5%) during the occurrence.

The Convertible Note is senior to any debt issued to the Company, including without limitation, loans from any bank or institutional debt. Lenders will file a UCC-1 or other filing to secure their debt.

Pursuant to the terms of the Convertible Note, the Company is obligated to issue to the Lenders warrants exercisable for an aggregate of 2,000,000 shares of the Company’s common stock, no par value (“Common Stock”) (“Warrants”). The Warrants are to be exercisable at $3.00 per share and are to expire five years from the issue date of the Warrants. The Company agreed to register the shares underlying the Warrants no later than December 31, 2007. The Warrants shall also be subject to a cashless exercise provision. The Company recorded $2,000,000 as discount on loan to account for value of the warrants. The discount will be amortized over the life of the loan to interest expense beginning on July 1, 2007.

The Company agrees to increase the Company’s Board composition from two to five members as a condition precedent. Such directors may be removed upon repayment of the Note. The Company may prepay this note at any time. The outstanding principal balance of the Note can be converted into shares of the Common Stock (“Conversion Shares”) at any time thirty (30) days after the date of the Note at the Lenders’ sole discretion. The conversion price of the Conversion Shares is $3.00 per share (“Conversion Price”). The Company is obligated to file a registration statement with the Securities and Exchange Commission with respect to the Conversion Shares and the Warrant Shares no later than December 31, 2007. Lenders will also enjoy “piggyback” registration rights. If the Company should issue or sell equity securities at a price per share lower than the Conversion Price, other than certain exceptions, the Conversion Price under the Note shall be reduced to such lower price per share.

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

The Company had outstanding various notes payable under this agreement. The notes accrued interest at 12% per annum. In July 2006, the Company repaid in full its notes payable totaling $1,981,867 and accrued interest of $30,915 from the proceeds of a private placement on April 19, 2006.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

(UNAUDITED)

Note 6 - Stockholders' equity

The Company has authorized 102,000,000 shares of no par value stock. 100,000,000 have been designated as common stock and 2,000,000 have been designated as preferred stock. As of June 30, 2007, the Company has 46,174,213 shares of common stock issued and outstanding. No shares of preferred stock are outstanding.

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

In July 2006, the Company issued to two investor relation firms a total of 2,238,824 (1,119,412 each) shares of common stock valued at $0.80 per share. The value of these shares of $1,800,000 is being amortized over the terms of the respective agreements. The shares were actually issued on July 26, 2006, but the value of these shares is being amortized over the respective service periods for each agreement which both began on July 10, 2006 the date of the transaction with Petra. As of June 30, 2007, these amounts were fully amortized.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

(UNAUDITED)

In March, 2007, the Company issued to a investor relations firm a total of 100,000 shares of common stock valued at $1.71 per share, the closing price of the stock on the date of issuance. The value of these shares of $171,156 is being amortized over the terms of the agreements. The shares were actually issued on March 29, 2007, and the value of these shares is being amortized over the service period of the agreement which began on March 8, 2007. As of June 30, 2007, the unamortized balance of $64,283 is shown as prepaid consulting as a current asset in the accompanying consolidated balance sheet.

In May and June 2007, the Company issued to two investor relations firms a total of 1,000,000 shares of common stock (500,000 shares each). The company valued each set of 500,000 shares on the date of issuance based on the closing price on that date. The total value of the shares issued was $2,100,000. The company recorded this amount as prepaid consulting and began amortizing the amount over the 2 year period of the agreement. The amortization expense for the six months ending June 30, 2007 amounted to $117,705.

Stock Options

The Company recognized $1,055,920 and $7,981, in share-based compensation expense for the three months ended June 30, 2007 and June 30, 2006: $1,837,889 and $7,981 for the six months ended June 30, 2007 and June 30, 2006; and $1,977,868 for the period from inception (January 10, 2006) to June 30, 2007, respectively. The impact of this share-based compensation expense on the Company's basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

On June 12, 2006, the Company's board of directors approved the Triton Distribution Systems, Inc. 2006 Equity Incentive Plan (the “Plan”) that provides for the issuance of up to 4,300,000 shares under the Plan.

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding, January 10, 2006	-	$-
Granted	3,550,472	$1.01
Forfeited	659,191	$1.29
Exercised	61,000	$0.80

Outstanding, June 30, 2007	2,830,281	$0.95

As of June 30, 2007, 1,433,470 options have vested.

For options granted, the weighted-average fair value of such options was $0.95, and at June 30, 2007 the weighted average remaining contractual life of options outstanding is 9.59 years. For all options granted, the exercise price was equal to the market price of the Company's stock at the date of grant. All the options expire in 2017.

As of June 30, 2007, there was $1,445,253 of total unrecognized compensation cost related to non-vested options granted under the plan. That cost is expected to be recognized over the 3 year life of the options.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

(UNAUDITED)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows: For Options Granted

Prior to July 14, 2006:

Risk-free interest rate	4.5%
Expected life of the options	3.00 years
Expected volatility	22%
Expected dividend yield	0

For Options Granted
December 1, 2006
Risk-free interest rate	4.5%
Expected life of the options	3.00 years
Expected volatility	86%
Expected dividend yield	0

For Options Granted
March 2, 2007
Risk-free interest rate	4.5%
Expected life of the options	3.00 years
Expected volatility	121%
Expected dividend yield	0

For Options Granted
March 2, 2007
Risk-free interest rate	4.5%
Expected life of the options	3.00 years
Expected volatility	121%
Expected dividend yield	0

For Options Granted
June 11, 2007
Risk-free interest rate	4.75%
Expected life of the options	3.00 years
Expected volatility	164%
Expected dividend yield	0

For the options granted prior to July 14, 2006 no public market existed for the Company’s stock therefore, the expected volatility was based on the volatility of a competitor’s common stock that is publicly traded. For options issued subsequent to July 14, 2006 the Company computed its volatility based on the Company’s stock price data.

Warrants

In connection with the private placement offerings and convertible debt obtained described above, the Company issued warrants to a placement agent, finder, and lenders.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

(UNAUDITED)

Below is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, January 10, 2006	-	-
Granted	1,614,742	$0.80
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2006	1,614,742	$0.80

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, June 28, 2007	-	-
Granted	2,000,000	$3.00
Forfeited	-	-
Exercised	-	-
Outstanding, June 30, 2007	2,000,000	$3.00

As of June 28, 2007, all of the warrants had vested and will expire in 2012.

Note 7 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	June 30, 2007	December 31, 2006
Deferred tax assets:
Federal net operating loss	$2,843,119	$1,637,961
State net operating loss	816,936	470,648
Equity compensation	1,409,956	486,551
Total deferred tax assets	5,070,011	2,595,160
Less valuation allowance	(5,070,011)	(2,595,160)
Total	$-	$-

At June 30, 2007, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $8,362,116 and $7,116,317, respectively. Federal NOLs could, if unused, expire in 2021. State NOLs, if unused, could expire in 2011.

The valuation allowance increased by $1,276,267 and $412,253 for the three months ended June 30, 2007and June 30, 2006, $2,474,851 and $2,595,160 for the six months ended June 30, 2007 and June 30, 2006, $5,070,011 for the period from inception (January 10, 2006) to June 30, 2007, respectively. The Company has provided a 100% valuation allowance on the deferred tax assets at June 30, 2007 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

(UNAUDITED)

The reconciliation of the effective income tax rate to the federal statutory rate for the period from inception (January 10, 2006) to June 30, 2007 is as follows:

Federal income tax rate	(34.0%)
State tax, net of federal benefit	(6.0%)
Equity compensation	14.8%
Non-deductible items	0.1%
Increase in valuation allowance	25.1%

Effective income tax rate	0.0%

Note 8 - Commitments and contingencies

Employment agreement

In July 2006, the Company entered into a three-year employment agreement with its CEO, Gregory Lykiardopoulos to be effective as of February 2006 pursuant to which Mr. Lykiardopoulos will receive an annual base salary of $250,000 and other compensation to be determined by the Board of Directors. In addition to Mr. Lykiardopoulos is entitled to receive additional shares of common stock if certain profitability requirements are met. These shares will be issued from existing shares held by the original investors in the Company. No new shares will be issued pertaining to this agreement, and accordingly, there is no accounting effects from this transaction.

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

Leases

The Company leases office space in an office building in Sausalito, California under an operating lease agreement that expires in May 2010. The lease provides for current monthly lease payments of $25,553 which increase over the term of the lease. The Company also leases office space in Manila, Philippines, Beijing, China and Amsterdam that expire November 2009, September 2008 and January 2009, respectively.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating
Leases
Period ending June 30,
2008	$444,207
2009	401,171
2010	350,378
2011	55,525
2012	-

The Company incurred rent expense of $115,118 and $57,871 for the three months ended June 30, 2007 and June 30, 2006, $229,836 and $94,111 for the six months ended June 30, 2007 and June 30, 2006 and $552,532 for the period from inception (January 10, 2006) to June 30, 2007, respectively.

Note 9 - Related parties

In addition to the note payable discussed in Note 5, the Company had certain transactions with a related party. As of June 30, 2007, Gregory Lykiardopoulos, owes $1,080 to Triton Distribution Systems, Inc. the Company Gregory Lykiardopoulos is the current CEO and major shareholder of the Company.

A former director of the Company, Stephen Garland, is also an owner of 373,137 shares of common stock.

Note 10 - Supplemental cash flow information

In addition, during the period from inception (January 10, 2006) to June 30, 2007, the Company issued 1) 598,029 shares of common stock to the placement agent for commissions related to the July 2006 private placement; 2) issued 1,429,742 warrants to the placement agent for commissions related to the July 2006 private placement; 3) issued 185,000 warrants to the placement agent for commissions related to the September 2006 private placement; 4) issued 3,338,824 shares of common stock to three investment relations firms for services valued at $4,071,156; 5) issued 3,550,472 options to employees and took a charge of $2,014,143 related to the vesting of the fair value of these options; and 6) issued 2,000,000 warrants in conjunction with a convertible note and recorded $2,000,000 as a discount on convertible note payable.

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

We are in a very precarious cash position. As of June 30, 2007, we had an aggregate cash balance of $709,483. We currently depend on funds raised from financing activities to continue operations. If we continue to generate a loss on operations, it will become increasingly difficult to execute our plan of operations. Our ability to sustain operations through fiscal 2007 is predicated upon certain critical assumptions, including (i) that our efforts to accelerate sales activities are successful, (ii) that we are able to meet our development schedule (iii) that we will not incur additional unplanned expenditures in fiscal 2007, (iv) that we will be successful in our pursuit of outside debt or equity financing, and (v) that we will not incur unexpected significant cash outlays during any period of fiscal 2007.

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

We have opened offices in the Philippines and in China. These offices received their approval from the respective governments of the Philippines and China to be formed as subsidiaries of the Company. These offices were specifically formed by us to expand our business into the Philippines and China.

During the quarter ended June 30, 2007, we completed several improvements to our agent booking application, “ReservationExpert™”. Most notably we added Carnival Cruise to CruiseExpert™, designed, tested and launched the “Triton Wizard” a simplified online booking process for new agents, developed the functional specifications and design of the booking engine for Red Dragon Express and completed the online payment processes and merchant account connections for ReservationExpert™.

In the quarter ending June 30, 2007, we also signed partnerships with Gullivers Travel, Quantum Hotels and Resorts and IFA Hotels and Resorts to provide their travel inventory to our network.

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

Intangible Assets

The determination of the fair value of certain acquired assets is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we have valued our intangible assets based on the historical purchase price.  All of our intellectual property was purchased by certain investors for $238,525 and contributed to us in exchange for shares of our common stock.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we evaluate our intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from our estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired and a second test is performed to measure the amount of impairment loss which is the difference between the net book value of the asset and its fair value. Fair value is determined by the present value of future cash flows using multiple scenarios that reflect the range of possible outcomes and a risk-free rate.   Amortization is computed using the straight-line method over the estimated useful life of the intellectual property of 10 years

Revenue Recognition

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

Stock Based Compensation

We adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. In determining the fair value of employee stock options we will periodically evaluate the stock option exercise behavior of our employees and determined that the best estimate of the expected term of stock options. Due to the limited history of our company, for all options granted in 2006 and 2007 we have estimated that the expected term of the employee options to be 3 years. At the time the first round of stock options were granted in 2006, we were not a publicly traded company, therefore the expected volatility of our stock was based on the historical volatility of public companies in our industry. The expected volatility used to estimate the fair value of our employee options was 22%. During the second and third rounds of stock options granted later in the year, we based the historical volatility on our own company stock. The expected volatility used to estimate the fair value of the second and third rounds of employee options was 86% and 121% respectively. The expected volatility used for employee options granted during the quarter ended June 30, 2007 was 164% and was computed based on our own company stock.

Liquidity and Capital Resources

We had cash and cash equivalents of $709,483 at June 30, 2007. Our total current assets at June 30, 2007 were $2,844,778. We have incurred operating losses since inception in January 10, 2006 and during this period we have also consumed significant cash and other financial resources, and presently have minimal liquidity. In response to these conditions, we have focused our development resources on improving our ReservationExpert™ product in an effort to get or distribution channel operational. Additionally we have targeted the travel vendor opportunities which we feel are in greatest demand in our agency distribution network. The objective of bringing these vendors on line during our quarter ending September 30, 2007 is to generate agency bookings and to accelerate adoption of our ReservationExpert™ booking engine. If we are successful in these efforts it is management’s expectation that we can achieve a positive cash flow during our quarter ending December 31, 2007. We continue to consider our options with respect to outside debt and equity sources of financing that can provide Triton with a longer term source of capital and generally improve its balance sheet and financial stability.

We are in a very precarious cash position. As of June 30, 2007, we had an aggregate cash balance of $709,483. We currently depend on funds raised from financing activities to continue our operations. Our ability to sustain operations through fiscal 2007 is predicated upon certain critical assumptions, including (i) that our efforts accelerate sales activities are successful, (ii) that we are able to meet our development schedule (iii) that we will not incur additional unplanned expenditures in fiscal 2007, (iv) that we will be successful in our pursuit of outside debt or equity financing, and (v) that we will not incur unexpected significant cash outlays during any period of fiscal 2007. Based on our current cash positions, it is likely that we will be required to raise additional funds within the next 12 months in order to maintain our operations.

Our total current liabilities were $2,295,463, exclusive of the non cash discount on the notes for the warrants, at June 30, 2007, which consists of a short term loan agreement of $ 2,000,000, accounts payable of $195,356, accrued expenses of $41,988, accrued payroll of $41,864, deferred lease liability of $15,420 and other liabilities of $834.

During the period from inception (January 10, 2006) to June 30, 2007, we used $8,334,882 and $450,467 of cash in our operating and investing activities, respectively, and generated cash of $9,513,998 from our financing activities.

During the three months ended June 30, 2007, we used $1,616,059 and $17,011 of cash in our operating and investing activities, respectively, and generated $2,048,800 cash from our financing activities. We have financed our operations primarily through cash generated from notes payable issued to related parties and from the sale of shares of our common stock.

During the six months ended June 30, 2007, we used $3,227,601 and $36,837 of cash in our operating and investing activities, respectively, and generated $2,048,800 cash from our financing activities. We have financed our operations primarily through cash generated from notes payable issued to related parties and from the sale of shares of our common stock.

On June 28, 2007, the Company issued a convertible senior note (“Convertible Note”) to JMW Fund LLC, San Gabriel Fund LLC, Underwood Family Partners, Ltd., and Battersea Capital, Inc (“Lenders”) for gross proceeds totaling $3,000,000 (“Total Principal Amount”). Of the Total Principal Amount, the Company was able to draw $1,000,000 by June 30, 2007, and another $1,000,000 may be drawn by July 30, 2007. The terms and conditions of the Convertible Note replaces the terms and conditions of a promissory note issued by the Company to the Lenders on March 28, 2007 for gross proceeds of $1,000,000. The Company drew down $1,000,000 million of the available $1.0 million on June 28, 2007. This agreement replaced the prior agreement with the JMW Fund LLC from which the company borrowed $1,000,000 in April 2007. The April agreement was canceled and the $1,000,000 outstanding was included in this agreement. As of June 30, 2007, the company had $2,000,000 of loans outstanding.

Interest accrues at one percent (1%) per month and began to accrue on July 1, 2007. All outstanding principal and accrued and unpaid interest is due and payable on July 1, 2008 (“Maturity Date”). If the Company should suffer an Event of Default under the Note, the Interest shall be one and a half percent (1.5%) during the occurrence.

The Convertible Note shall be senior to any debt issued to the Company, including without limitation, loans to any bank or institutional debt. Lenders will file a UCC-1 or other filing to secure their debt.

Pursuant to the terms of the Convertible Note, the Company is obligated to issue to the Lenders warrants exercisable for an aggregate of 2,000,000 shares of the Company’s common stock, no par value (“Common Stock”) (“Warrants”). The Warrants are to be exercisable at $3.00 per share and are to expire five years from the issue date of the Warrants. The Company agreed to register the shares underlying the Warrants no later than December 31, 2007. The Warrants shall also be subject to a cashless exercise provision. The Company recorded a $2,000,000 as discount on loan to account for value of the warrants.

The Company agrees to increase the Company’s Board composition from two to five members as a condition precedent. Such directors may be removed upon repayment of the Note. The Company may prepay this note at any time. The outstanding principal balance of the Note can be converted into shares of the Common Stock (“Conversion Shares”) at any time thirty (30) days after the date of the Note at the Lenders’ sole discretion. The conversion price of the Conversion Shares is $3.00 per share (“Conversion Price”). The Company is obligated to file a registration statement with the Securities and Exchange Commission with respect to the Conversion Shares and the Warrant Shares no later than December 31, 2007. Lenders will also enjoy “piggyback” registration rights. If the Company should issue or sell equity securities at a price per share lower than the Conversion Price, other than certain exceptions, the Conversion Price under the Note shall be reduced to such lower price per share.

In March 2007, the Company entered into a Line of Credit Loan Agreement with JMW Fund, LLC (“JMW”).

The Loan Agreement provides that Triton may borrow an amount up to a credit limit of $1.0 million for a six month term. Upon entering the Loan Agreement and execution of the requisite promissory notes, JMW shall deposit the first advance of $500,000; JMW shall deposit the second advance of $500,000 no later than April 20, 2007. All sums advanced pursuant to this Loan Agreement shall bear interest from the date each advance is made until paid in full at the rate of 1% per month, simple interest on the first $500,000; and 1.5% per month, simple interest on the second $500,000. Triton may prepay the principal in entirety at any time without penalty. The funds from these advances were used by Triton for operating expenses. This agreement was replaced upon the signing of the new agreement on June 28, 2007.

The Company paid a one-time commitment fee of $10,000 upon entering the Loan Agreement.

In March, 2007, the Company issued to an investor relations firm a total of 100,000 shares of common stock valued at $1.71 per share, the closing price of the stock on the date of issuance. the value of these shares of $171,156 is being amortized over the terms of the agreements. the shares were actually issued on March 29,2007, and the value of these shares is being amortized over the service period of the agreement which began on March 8, 2007. As of March 31, 2007, the unamortized balance of $150,416 is shown as prepaid consulting as a current asset in the accompanying consolidated balance sheet.

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

Results of Operations

Revenue

We generated no revenue from our inception to June 30, 2007.

Operating Expenses

Our operating expenses from inception to June 30, 2007 were $12,756,456 which consisted of payroll and related benefits of $6,813,813, professional fees of $2,982,074, marketing and advertising of $486,349 and other general and administrative expenses of $2,474,220. Since inception in January of 2006 the majority of our payroll and related benefits expenses have been related to the development of our core application, our agent booking application “ReservationExpert™” and acquiring vendors of travel related inventory. In March of this year after the initial release of ReservationExpert™ we began signing up agents in an effort to get feedback on the usability of the product. Since that time we have completed the majority of the improvements our agent network has made us aware of. Most of our professional fees were incurred as part of the loan agreement closed in June of 2007 and the private placement and reverse merger completed in July of 2006 and the associated investor relations firms which assisted us.

Our operating expenses for the three months ended June 30, 2007 were $3,186,766 which consisted of payroll and related benefits of $2,125,004, professional fees of $580,653, marketing and advertising of $75,582 and other general and administrative expenses of $405,527 As compared to the three months ended June 30, 2006 of $984,424 which consisted of payroll and related benefits of $521,251, professional fees of $119,514, marketing and advertising of $39,088 and other general and administrative expenses of $304,571.

Our operating expenses for the six months ended June 30, 2007 were $6,192,831 which consisted of payroll and related benefits of $3,968,847, professional fees of $1,307,439, marketing and advertising of $184,125 and other general and administrative expenses of $732,420. As compared to the six months ended June 30, 2006 of $1,923,266 which consisted of payroll and related benefits of $957,393, professional fees of $299,954, marketing and advertising of $102,512 and other general and administrative expenses of $563,407.

Interest expense from inception to June 30, 2007 was $58,485 which consisted of interest accrued on the notes payable to related parties and interest income for the same period was $62,955

Interest expense for the three months ended June 30, 2007 and June 30, 2006 was $27,569 and $21,796 respectively, which consisted of interest accrued on the notes payable to related parties and interest income for the same periods was $3,495 and $0.

Interest expense for the six months ended June 30, 2007 and June 30, 2006 was $27,569 and $28,635 respectively, which consisted of interest accrued on the notes payable to related parties and interest income for the same periods was $20,492 and $0.

Our Plan of Operation

We began operations in the United States with our primary source of travel content being provided by Galileo one of the three largest global distribution services for airline reservation in the world. Subsequently our expansion has been geographically driven with a focus on acquiring unique local travel content which through agreement could be distributed on a global basis to our business to business network using ReservationExpert™. Subsequent to its initial release in March of 2007, ReservationExpert™ has undergone several improvements based on Agent/User feedback including the recently released booking wizards. We expect to release the CruiseExpert™ in Mid August of 2007, followed by our Red Dragon web travel portal to China which includes an agency booking tool for Chinese travel products.

In the Pacific Rim, we initially developed relationships with various domestic air carriers, consolidators, tour operators and agencies in China, Malaysia and the Philippines. During the first half of 2007, we opened offices in the Philippines and in China. After receiving the appropriate approval from the respective governments and regulatory authorities we formed subsidiaries of the Company in the Philippines and China. These subsidiaries were specifically formed for the Company to execute on signed travel distribution agreements with travel providers related to country-specific partners and travel vendors. Our objective is to provide local partners our product suite and management expertise, to assist them in developing the market at the local level and delivering their content on a global basis through our distribution network. We have signed an agreement to develop and host a tour product and convert all of their call centers to ReservationExpert™ for a national carrier before the end of September 2007.

After establishing a presence in Asia, in February of 2007 we began to focus on our distribution network by marketing our products to travel agencies and travel inventory vendors in the United States. Since that time we have issued more than 450 unique user I.D.s to our distribution network. These unique I.D.s provide access to approximately 10,000 individual agents in the United States. Additionally, we will complete a direct links with Carnival Cruise lines and Gulliver’s Travel during our quarter ending September 30, 2007. The aforementioned will dramatically increase the content available to agents using our network.

We expect to begin realizing reportable segment revenue from our Philippine and United States operations during the quarter ending September 30, 2007.

With respect to operations in Europe and the Middle-East we have signed agreements with several regional travel agencies and established direct links to several low-cost and established air carriers and hotels which should become productive during our quarter ending December 31, 2007. Additionally we will begin the second phase of the trial with a major European corporate travel agency during the quarter ending September 30, 2007. If successful we would deploy a private labeled version of ReservationExpert™ before the end of our quarter ending March 31, 2008.

We set up our tier one customer support operations at our headquarters in Sausalito, California and established remote customer support and sales operations in Manila, Philippines, and Beijing, China. We also established marketing agreements in Europe and the Middle East. We expect to establish a 24 hour call center in Manila to service our distribution network worldwide during our quarter ending September 30, 2007.

We anticipate that we will incur additional $2.0 million of expenditures to achieve these milestones. If the milestones are achieved then it is our expectation that we will realize a positive cash flow sometime during the quarter ending December 31, 2007.

Employees

Our employee head count was 41 as of June 30, 2007.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Terry Byers vs. Triton Distribution Systems Inc., et. al., (Superior Court, Marin County, Case No. CV072075). The Company has learned that plaintiff filed suit on May 4, 2007, against the Company, GRSNetwork Inc., a California Corporation, Internet Travel Technologies, Inc, a California Corporation and Gregory Lykiardopoulos. The suit alleges causes of action for back wages, breach of contract and age discrimination. As of the date of this report, the Company has not been properly served with a summons or complaint in the matter. The Company denies the plaintiffs' claims and intends to vigorously defend against them if such complaint is properly served on the Company.

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

In May 2007 we issued 500,000 shares on May 5 2007 when our stock price was valued at $2.15 per share to Capital Group Communications, Inc for investor relations services pursuant to the exemption provided by Section 4(2) of the Act.

In June of 2007 we issued 500,000 shares on June 27, 2007 when our stock price was valued at $1.08 per share to Livestrong Venture Capital Partners, Inc. for investor relations services pursuant to the exemption provided by Section 4(2) of the Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable

Item 6. Exhibits

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

TRITON DISTRIBUTION SYSTEMS, INC.

August 14, 2007	By:	/s/ Gregory Lykiardopoulos
Gregory Lykiardopoulos Chief Executive Officer