Form 10QSB
period 2007-09-30
Triton Distribution Systems, Inc.
filed 2007-11-14
CIK 1309541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2007, there were 47,259,713 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

TRITON DISTRIBUTION SYSTEMS, INC.
Index

Page
Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006 (audited)	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2007 (unaudited), and 2006 (unaudited) and from inception (January 10, 2006) to September 30, 2007 (unaudited)	4

	Consolidated Statement of Stockholders Equity from inception
	(January 10, 2006) to September 30, 2007 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 (unaudited), and 2006 (unaudited) and the period from inception (January 10, 2006) to September 30, 2007 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis or Plan of Operations	22

Item 3.	Controls and Procedures	27

PART II. OTHER INFORMATION		29

Item 1.	Legal Proceedings	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

SIGNATURES		31

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Balance Sheets

	Sept 30 2007	Dec 31 2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$90,886	$1,944,287
Other current assets	175,402	121,944
Prepaid consulting	1,709,795	723,600
TOTAL CURRENT ASSETS	1,976,084	2,789,831

FURNITURE AND EQUIPMENT, net	364,150	350,509
WEBSITE DEVELOPMENT COSTS, net	9,029	13,954
INTELLECTUAL PROPERTY, net	196,783	214,672

TOTAL ASSETS	$2,546,046	$3,368,967

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Deferred Income	$1,190	$-
Accounts payable	261,696	242,579
Accrued expenses	19,104	4,514
Accrued payroll	53,848	19,269
Accrued lease liability	15,964	10,983
Loan Payable, net	1,504,110

TOTAL CURRENT LIABILITIES	1,855,912	277,345

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; no par value; 2,000,000 shares
authorized; 0 shares issued and outstanding
Common stock; no par value; 100,000,000 shares
authorized; 45,013,213 shares issued and outstanding
as of December 31, 2006 and 47,259,713 as of September 30, 2007	13,611,009	9,503,723
Additional paid-in capital	2,900,225	139,979
Deficit accumulated during the development stage	(15,823,971)	(6,552,079)
Accumulated balance of other comprehensive income	2,872

TOTAL STOCKHOLDERS' EQUITY	690,135	3,091,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,546,046	$3,368,967

zTriton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Statements of Operations

	3 Months	3 Months	9 Months	9 Months	Inception (January 10,
	Ended	Ended	Ended	Ended	2006) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET SALES	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES:
Payroll and related benefits	1,293,788	850,154	5,592,299	1,807,547	8,437,265
Professional fees	436,915	632,996	1,744,355	932,950	3,418,990
Marketing and advertising	42,307	101,930	226,432	204,442	528,657
Other general and administrative expenses	353,452	644,388	1,078,157	1,207,796	2,819,956

TOTAL OPERATING EXPENSES	2,126,463	2,229,468	8,641,243	4,152,734	15,204,867

LOSS FROM OPERATIONS	(2,126,463)	(2,229,468)	(8,641,243)	(4,152,734)	(15,204,867)

OTHER INCOME (EXPENSE)
Interest income	3,743	11,747	24,235	11,747	66,696
Interest expense – related party	(596,943)	(2,281)	(624,512)	(30,915)	(655,428)
Loss on disposal of assets	-	-	(30,373)	-	(30,373)

TOTAL OTHER INCOME (EXPENSE)	(593,200)	9,466	(630,650)	(19,169)	(619,105)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,719,663)	(2,220,002)	(9,271,893)	(4,171,903)	(15,823,972)

PROVISION FOR INCOME TAXES

NET LOSS	(2,719,663)	(2,220,002)	(9,271,893)	(4,171,903)	(15,823,972)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustment	22,038	-	2,872	-	2,872

COMPREHENSIVE LOSS	$(2,697,625)	$(2,220,002)	$(9,269,021)	$(4,171,903)	$(15,821,100)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.06)	$(0.05)	$(0.20)	$(0.11)	$(0.37)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	47,094,678	40,945,066	46,099,579	37,613,578	42,368,272

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Statements of Stockholders’ Equity
For the Period from Inception (January 10, 2006) to September 30, 2007

				Deficit
				Accumulated
				During the	Accumulated
			Additional	Development	other	Total
	Common Stock		Paid-in	Stage	comprehensive	Shareholders
	Shares	Par Value	Capital	Restated	income	Equity (Deficit)
Balance at inception (January 10, 2006)		$-	$-	$-	$-	$-

Issuance of common stock for cash and contribution of intellectual property in January 2006	35,821,198	338,625				338,625
Balance at June, 2006	35,821,198	338,625	-	-	-	338,625

Issuance of common stock in private placement
for cash, net of $822,902 in commissions and expenses	7,148,710	4,924,598				4,924,598
Issuance of common stock to placement agent for fees	598,029
Cancellation of investor shares in July 2006	(6,218,958)					-
Issuance of common stock in connection with
transaction with Petramerica Oil, Inc. in July 2006	2,087,910					-
Repurchase of shares from Petramerica Oil, Inc.
stockholders in July 2006	(400,000)	(400,000)				(400,000)
Issuance of shares to investor relation firms for
services in July 2006	2,238,824	1,800,000				1,800,000
Issuance of common stock in private placement
for cash, net of $149,500 in commissions in September 2006	3,737,500	2,840,500				2,840,500
Fair value of employee stock compensation, as restated			139,979			139,979
Net loss				(6,552,079)		(6,552,079)
Balance at December 31, 2006	45,013,213	9,503,723	139,979	(6,552,079)	-	2,951,644

Issuance of shares to investor relation firms for
services in March 2007	100,000	171,156				171,156
Fair value of employee stock compensation, as restated	450,132	733,715				733,715
Fair value of employee stock options, as restated			287,088			287,088
Foreign currency translation gain (loss)					(16,785)	(16,785)
Net loss				(2,509,674)		(2,509,674)
Balance at March, 2007	45,563,345	10,408,594	427,067	(9,061,753)	(16,785)	1,757,123

Issuance of shares to investor relation firms for services May 2007	500,000	1,400,000				1,400,000
Issuance of shares to investor relation firms for services June 2007	500,000	700,000				700,000
Issuance of Warrant for Short Term Loan	-		2,000,000			2,000,000
Fair value of employee stock compensation, as restated	410,015	873,332				873,332
Fair value of employee stock options, as restated			309,693			309,693
Exercise of Employee Stock Options	61,000	48,800				48,800
Foreign currency translation gain(loss)					(2,381)	(2,381)
Net loss June 30, 2007				(4,042,556)		(4,042,556)
Balance at June 2007	47,034,360	$13,430,726	$2,736,760	$(13,104,309)	$(19,166)	$3,044,011

Fair value of employee stock options			163,465			163,465
Exercise of Employee Stock Options	38,478	30,782				30,782
Exercise of Warrants	186,875	149,501				149,501
Foreign currency translation gain (loss)						-
Net Loss September 30, 2007				(2,719,663)	22,038	(2,697,625)
Balance at September 30, 2007	47,259,713	13,611,009	2,900,225	(15,823,972)	2,872	690,135

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Statements of Cash Flows

	For the Nine	For the Nine	Inception (January 10,
	Months Ended	Months Ended	2006) to
	September 30,	September 30,	September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:	(unaudited)		(unaudited)
Net loss	$(9,252,725)	$(4,171,903)	$(15,821,099)
Adjustments to reconcile net loss to net cash	-	-	-
used in operating activities:	-	-	-
Amortization of discount on note	504,110	-	504,110
Depreciation and amortization expense	107,562	39,083	180,581
Amortization of prepaid consulting	1,284,961	(1,292,731)	561,361
Loan Fees	-		-
Loss on disposal of assets	-	-	-
Fair value of employee stock options	2,367,293	48,774	2,507,272
Changes in assets and liabilities	-	-	-
Prepaid insurance	29,576	(62,991)	(21,591)
Other current assets	(83,034)	(115,790)	(153,811)
Deferred income	1,190	-	1,190
Accounts payable	19,116	76,467	261,696
Accounts payable - related party	-	-	-
Accrued expenses	44,100	128,728	67,883
Accrued interest - related party	5,069	-	5,069
Lease Liability	4,982	-	15,964
Net cash used in operating activities	(4,967,880)	(5,350,362)	(11,891,374)
	-	-	-
CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-
Purchase of furniture and equipment	(98,389)	(242,693)	(492,319)
Payment for web development costs	-	(19,700)	(19,700)
Net cash used in investing activities	(98,389)	(262,393)	(512,019)
	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:	-	-	-
Proceeds from the issuance of common stock	229,083	9,265,198	9,494,281
Payment of offering costs	-	-	-
Repurchase of shares of common stock	-	-	-
Proceeds from issuance of notes payable	3,000,000	1,981,867	3,000,000
- related party	-	(1,981,867)	-
Repayment on notes payable - related party	-	-	-
Net cash provided by financing activities	3,229,083	9,265,198	12,494,281
	-	-	-
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(19,167)	-	(16,295)
NET DECREASE IN CASH AND	-	-	-
CASH EQUIVALENTS	(1,853,400)	3,652,443	90,889
CASH AND CASH EQUIVALENTS,	-	-	-
Beginning of period	1,944,287	-	-
CASH AND CASH EQUIVALENTS,	-	-	-
End of period	$90,887	$3,652,443	$91,669
	-	-	-
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:	-	-	-
Interest paid	$62,833	$30,915	$90,888
Income taxes paid		$-	$-
	-	-	-
Contribution of intellectual property for common stock	$238,525	$238,525	$238,525
Issuance of stock for consulting services	$2,438,923	$1,292,731	$3,731,654

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 1 - Basis of presentation, organization and significant accounting policies

History

Triton Distributioin Systems, Inc.'s (the "Company") CEO, Gregory Lykiardopoulos, Triton’s CEO, was the founder of Global Reservation Systems (“GRS”).  On May 08, 1997 GRS was incorporated in the State of California to develop a web-based interface. The web based distribution concept of GRS was developed by the Company’s CEO and other GRS management. The linear format was equal to the black and white DOS (Disk Operating System) display screen. GRS allowed travel agents to easily and economically access travel inventory provided by one of the big four Global Distribution Systems (GDSs).  A GDS is a computer reservations system that stores and retrieves information and conducts transactions related to travel. GRS’s technology utilized visual basic, a computer programming system developed and owned by Microsoft.

In 1999, GRS launched its online travel distribution service called “Expert”. The original Concept was to recruit U.S. travel agents that were too small to afford the minimum guarantees required by the major GDSs. “Expert” provided a web accessible booking tool that simulated the linear format of the GDS.  In hindsight, the timing of this launch, given the financial instability of smaller travel agents proved to be inopportune. By the end of 1999, the airlines in the United States completely eliminated the payment of commissions to travel agents. We believe this high-impact decision, which was designed to reduce costs, actually caused many travel agencies to cease operations and also resulted in fewer bookings for U.S. airlines.

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

When GRS ceased operations, one lender held a security interest in all of the assets of GRS including its operating business, personal property and software technologies. In December 2005, an investor group formed TDS Acquisition, LLC, a Nevada limited liability company (“TDS LLC”), and acquired the security position of the secured lender for an investment of $200,000 in cash plus additional costs associated with the foreclosure. TDS LLC foreclosed on the inactive assets of GRS in January 2006 and contributed those and all other GRS assets to the Company in exchange for newly issued shares of the Company.  These assets consisted of computers, servers, furniture and fixtures, as well as the Intellectual property to support the online distribution of travel services. TDS LLC did not transfer any of the customers of GRS.

Starting January 2006, the Company commenced operations with an initial emphasis on Southeast Asia and intends to expand to other international locations, including South America and Europe. Unlike the travel industry in the United States, which is highly fragmented and decentralized, emerging countries in Asia have only one or two flagship airlines for international routes, the airlines are controlled by the government, their fleets have been modernized, the carriers are generally profitable, the travel agencies are clustered in large associations, and the government has considerable influence over decisions which affect bookings and the issuance of tickets to domestic and foreign travelers.

Business Overview

We believe that the web-based reservation industry can be volatile because of many factors, including the market risks (terrorism, oil price, foreign exchange, politics, etc.) Technology remains the key factor. Most GDS companies system architectures are largely based on a mainframe TPF (Transaction Processing Facility) framework. TPF has relatively little CPU power and is expensive. Additionally, we believe TDS and GDS leading companies are all facing other challenges due to mutations in a never ending technology progress.

Based on our internal research, we believe each system allows an operator to locate and reserve inventory which can vary from an airline seat on a particular route at a particular time; find and process fares/prices applicable to the inventory, and generate reports on transactions for accounting or marketing purposes. Ultimately, many vendors are avoiding GDS distribution fees of $4 and other related fees. However, they still need GDS facilities. By utilizing high-performance, lower cost open systems platforms in a service-oriented architecture approach, GDS companies now have affordable full browser based solutions. TDS is exploring such niches.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Basis of presentation

The Company complies with the SEC and the FASB recommendation to issuers to report on GAAP results. Therefore, the following unaudited consolidated financial statements have been prepared by Triton Distribution Systems, Inc. (the “Company”), in accordance with accounting principles generally recognized in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the period ended December 31, 2006 included in the Company's Annual Report on 10-KSB filed with the SEC on April 2, 2007. The results for the period ending September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Restatement

The Company discovered an error to previously issued financial statements for the first quarter ended March 31, 2007 and second quarter ended June 30, 2007.  The company intends to restate its financial statements for both of these periods.  The Company has not filed the restated financial statements for these periods.  However, the current financial statements are stated as if the correction of this error had been made.  The error related to the Company's issuance of 450,132 shares of common stock in the first quarter that were improperly reported as stock options.  An additional 410,015 shares of common stock were issued in the second quarter and were also improperly reported as stock options.

Quarterly financial information for the three month periods ending March 31, 2007 and June 30, 2007, as restated, is presented below:

	March 31, 2007	June 30, 2007
As Restated
Prepaid compensation (asset)	706,541	-
Operating expenses	2,502,084	4,020,411
Operating loss	2,502,084	4,020,411
Additional paid in capital	427,067	2,736,760
Common stock	10,408,594	13,430,726

Net loss	$2,509,674	$4,042,556
Net loss per share	$0.06	$0.09

Quarterly financial information for the three month periods ending March 31, 2007 and June 30, 2007, as originally reported, is presented below.

	March 31, 2007	June 30, 2007
As Reported
Prepaid compensation (asset)	-	-
Operating expenses	3,006,064	3,186,766
Operating loss	3,006,064	3,186,766
Additional paid in capital	958,225	4,014,143
Common stock	9,674,879	11,823,679

Net loss	$3,013,655	$3,208,910
Net loss per share	$0.07	$0.07

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Organization and line of business

Triton Distribution Systems, Inc. (the “Company”) was incorporated in the State of Nevada on January 10, 2006.  The company entered into an exchange agreement (“reverse takeover”) with Petramerica Oil, Inc. (“Petra”), a publicly traded company. Petra was incorporated in the State of Colorado on September 22, 1986 for operating in the energy (oil and gas) business in the Rocky Mountain region. Petra has been primarily involved in raising capital and has not conducted any significant operations since inception. Therefore, TDS acquired the ownership in Petramerica. Pursuant to the exchange agreement, Petra acquired 29,547,400 shares of TDS’ common stock - which includes the 28,800,000 shares issued to the founding stockholders/investors plus 5,747,400 shares sold in private placements less 5,000,000 investors shares that were canceled: (28,800,000+5,747,400) – 5,000,000= 29,547,400 - which represented all of the issued and outstanding shares of common stock of TDS, in exchange for 36,750,950 shares of Petra’s common stock.  Concurrently with the closing of the exchange agreement TDS also purchased and retired 400,000 shares of Petra common stock for $400,000. Upon completion of the foregoing transactions, TDS had an aggregate of 38,438,860 shares of common stock issued and outstanding.

As a result of the reverse takeover, TDS stockholders own approximately 95.6% (36,747,550 shares) of the combined company and the directors and executive officers of TDS became the directors and executive officers of Petra. Accordingly, the transaction has been accounted for as a reverse acquisition of Petra by TDS resulting in a recapitalization of TDS rather than as a business combination. TDS is deemed to be the purchaser and surviving company for accounting purposes.

Accordingly, its assets and liabilities are included in the consolidated balance sheet at their historical book values. The consolidated statement of stockholders’ equity has been restated as if the above transaction took place on the first day for which the consolidated statement of stockholders’ equity is presented.  The historical cost of the net assets of Petra that were acquired was $0.  Pro forma information is not presented as the financial statements of Petra are insignificant. In addition, on August 17, 2006, Petra changed it name to Triton Distribution Systems, Inc. (hereafter referred to as the “Company”).

The Company had adopted a December 31st year end. The Company anticipates changes in future years in the technology of reservations. Thereby, thinking ahead as an emerging, next generation Web-based travel service’s distribution company; its core business is the electronic distribution of travel inventory from airlines, car rental companies, hotels, tour and cruise operators, and other travel sellers to travel agencies and their clients on a global basis. The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 as it has not generated revenues for the period from January 10, 2006 (inception) to September 30, 2007 and has incurred a loss of $15,823,972 since inception.

Subsidiaries

(1)
On December 12, 2005 the Company opened an office in Manila, Philippines. The subsidiary in the Philippines, Triton Distribution Systems Philippines Inc. (“Triton Philippines”), was formed on May 29, 2006 as a Philippine corporation (60% Filipino owned, 40% foreign owned) under the laws of the Securities and Exchange Commission of the Republic of the Philippines. Triton Philippines had an authorized capital stock of two million pesos (PHP) (US$40,000) divided into 20,000 shares with a par value of 100 pesos per share. The original ownership group of five individuals was issued 5,000 shares in the aggregate and included the President of the Company as a 20% owner. Thus, there remained unissued and unsubscribed shares of 15,000 in the amount of 1.5 million pesos (US$30,000) available for subscription by foreign subscribers which was subsequently subscribed for in January of 2007 and fully paid by inward remittances that had occurred subsequent to June 2006 by the Company. To complete the process of establishing TDS as the majority foreign equity holder in Triton Philippines, the authorized capital stock of Triton Philippines was increased from two million Pesos (US$40,000) to thirty million Pesos (U$600,000) as of August 23, 2006. Under Philippine law, inward remittances by TDS towards the operations of its subsidiary, Triton Philippines, may be treated as an increase in authorized capital stock. Under this increase, the minority stockholders waived their rights to subscribe to their proportionate share in the issuance of 280,000 shares of stock with total par value of Twenty Eight Million Pesos (US$560,000).  This resulted in the Company owning approximately 98% of Triton Philippines and this transaction was completed in February 2007.  The President of the Triton Philippines still currently owns 0.33% of Triton Philippines.

During the initial discovery phase of our project at Philippine Airlines we encountered certain internal issues that have put the project in jeopardy. As a consequence in order to conserve resources, we have ceased our operations in the Philippines until such time as Philippines Airlines can resolve their internal issues.  In August of 2007 the Company ceased operation in the Philippines and as a result its legal entity will be dissolved.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

(2)
In September of 2006 the Company opened another office in Beijing, China. The subsidiary in China, Triton Distribution Systems (Beijing) (“Triton Beijing”) was formed November of 2006 as a Wholly Foreign Owned Enterprise under the laws and regulations of the government of the People’s Republic of China.  The Company is required to make a total investment in Triton Beijing of $250,000 U.S. Dollars (USD).  The registered capital of Triton Beijing is to be $175,000 USD of which 15% of this amount was required to be contributed within 90 days of formation.  The Company has complied with this requirement by making the initial funding in January of 2007. On February 08, 2007 the Company transferred $26,250 USD as the initial deposit. The remaining amount ($148,750) must be contributed within 2 years of the issuance of the business license.  Triton Beijing’s business license has a term of 20 years that is renewable upon appropriate approval. These offices received their initial business licenses from the respective governments of the Philippines and China and we began the process of forming legal entities.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Triton Distribution Systems, Inc., a Colorado corporation and its wholly owned new entity, Triton Distribution Systems, Inc., a Nevada corporation. In addition, the accounts of wholly owned Triton Distribution Systems (Beijing) and 98% owned Triton Distribution Systems, Inc.; a Philippine corporation (now closed) is included in the accompanying consolidated financial statements.  Pursuant SEC Regulation S-X, Rule 3A-02, the Company eliminated all inter-company accounts and transactions in consolidation.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

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

Foreign currency translation

The Company’s reporting currency is the US dollar (“USD”).  The Company’s Chinese subsidiary’s financial records and books are maintained in its local currency, Renminbi (RMB), as its functional currency.  The Company’s former Philippines subsidiary’s financial records and books are maintained in its local currency, Peso (PESO), as its functional currency.  Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate, at the end of the period. Since cash flows are translated at average translation rates for the period, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.  Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of stockholders’ equity and amounted to $2,872 and $0 of September 30, 2007 and December 31, 2006, respectively.  The balance sheet amounts with the exception of equity at September 30, 2007 were translated at 7.50 RMB to $1.00 USD for the China subsidiary.  The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the three months ended September 30, 2007 was 7.55 RMB.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are immaterial to the consolidated financial statements.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Fair value of financial instruments

We use fair value as an estimate of the market value of an asset (or liability) for which a market price cannot be determined (usually because there is no established market for the asset). This is used for assets whose carrying value is based on mark-to-market valuations. For assets carried at historical cost, the fair value of the asset is not used.  Therefore, certain financial instruments of the Company, including cash and cash equivalents, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company seeks to place its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company has limited experience as it is a development stage company but does not anticipate incurring any losses related to this credit risk. As of September 30, 2007 the Company’s deposits in U.S. banks did not exceed FDIC limits.  The deposits made in foreign banks are not insured, and the Company has not experienced any losses in such accounts.  The Company has $13,747 in foreign accounts as of September 30, 2007.

Some of the Company's operations are carried out in the People's Republic of China and the Philippines. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the foreign countries and by the general state of the foreign countries’ economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

Revenue recognition

The Company applies the guidance within SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”) to determine when to properly recognize revenue. SAB 104 states that revenue generally is realized or realizable and earned when persuasive evidence of an arrangement exists, services have been rendered, the seller's price to the buyer is fixed or determinable and collectability is reasonably assured.

In order to simplify its business process, the Company provides electronic travel distribution services through its travel distribution system. These services are provided for airlines, car rental companies, hotels, tour and cruise operators, and other travel sellers to travel agencies and their clients: (1) the Company charges a fee for reservations booked through its distribution system; (2) revenue is recognized at the time the transactions are processed; (3) however, if a transaction is subsequently canceled, the transaction fee or fees must be credited or refunded; (4) therefore, revenue is recorded net of an estimated amount reserved to account for cancellations which may occur in a future months;  (5) this reserve is calculated based on industry historical cancellation rates and will be based on the Company's own cancellation rates once a sufficient history of cancellations is established; and  (6) in estimating the amount of future cancellations that will require a transaction fee to be refunded, the Company assumes that a significant percentage of cancellations are followed by an immediate re-booking of the transaction, without a net loss of revenue.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

Intangible assets

Since the Company is still at its development stage, its primary form of intangibles is “legal intangibles”: trade secrets (e.g., customer lists), copyrights, patents, trademarks, and goodwill. The Company’s legal intangibles are developed internally. They are essentially Trademarks and goodwill. Therefore if an impairment has occurred, the Company must recognize a loss. An impairment loss is determined by subtracting the assets fair value from the assets’ book/carrying value.

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

Amortization

Amortization is computed using the straight-line method over the estimated useful life of the intellectual property of ten years and the Company's website of three years.
(1) Amortization expense for the Company’s Website was $1,642 for both the three months ended September 30, 2007 and September 30, 2006; $4,925 for the nine months ended September 30, 2007 and $4,104 for the nine months ended September 30, 2006; and $10,671 for the period from inception (January 10, 2006) to September 30, 2007, respectively.
(2) Amortization expense for Intellectual Property was $5,963 for both the three months ended September 30, 2007 and September 30, 2006; $17,889 for both the nine months ended September 30, 2007 and September 30,2006; and $41,742 for the period from inception (January 10, 2006) to September 30, 2007, respectively.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Stock based compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”) SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the fair-value method (i.e., grant-date.) As of September 30, 2007, the Company had 1,764,033 employee stock options outstanding and 3,427,867 warrants outstanding.

Reclassifications

Certain reclassifications have been made to the prior period information to conform to the current period presentation.  These reclassifications have no effect on previously recognized net loss or cash flows.

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

Leases

The Company accounts for its leases under the provisions of SFAS No. 13,  “ Accounting for Leases,” and subsequent amendments, which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes.  The Company’s office leases are treated as current operating expenses.  The office leases contain certain rent escalation clauses over the life of the leases.  The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line method over the term of the lease.  The difference between rent expense recorded and the amount paid is credited or charged to “accrued lease liability” on the accompanying consolidated balance sheet.

Loss per share

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share (EPS)." Therefore, the basic loss per share is computed by dividing the net loss by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 1,764,033 employee stock options outstanding and 3,427,867 warrants outstanding at September 30, 2007. The Company had a net loss in each period since inception. Therefore all outstanding employee stock options and warrants are anti-dilutive.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Recently issued accounting pronouncements

The issuance of FASB Statement No. 155 “Accounting for Certain Hybrid Financial Instruments” and the adoption did not have a material effect on the financial position or results of operations of the Company. Additionally, the company complies with the SFAS 156 Accounting for Servicing of Financial Assets' for separately recognized servicing assets and servicing liabilities. The SFAS 156 statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:
4.
At the initial adoption of SFAS 156, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a entity elects to subsequently measure at fair value.

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

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, “Fair Value Option for Financial Assets and Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently analyzing the effects of the new standard and its potential impact on its financial statements, if any.

 Note 2 - Development stage company and going concern

The Company is a developmental stage company formed on January 10, 2006. The Company is subject to risks and uncertainties, including new product development, actions of competitors, reliance on the knowledge and skills of its employees to be able to service customers, and availability of sufficient capital and a limited operating history. Accordingly, the Company presents its financial statements in accordance with GAAP that apply in establishing new operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the accumulated statement of operations and cash flows from inception of the development stage to the date on the current balance sheet. Contingencies exist with respect to this matter, the ultimate resolution of which cannot presently be determined.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The accompanying consolidated financial statements have been prepared in conformity with the US GAAP, which contemplates continuation of the Company as a going concern.  As of September 30, 2007 the Company has not generated revenues. It has incurred significant operating losses of $15,823,972 to date and has a negative cash flow from operations, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. In light of the current market conditions, the Company has recently faced difficulties in raising necessary financing and no assurances can be given that such difficulties will not continue.

Management has raised additional capital and has effectuated a business combination with a public company. Management believes that this plan provides an opportunity for the Company to continue as a going concern. However, such a high financial leverage limits the company’s possibilities to find new lenders and/or investors for raising enough capital to execute the Company’s business plan.

Note 3 - Furniture and equipment

The cost of furniture and equipment consisted of the following:

	September 30, 2007	December 31, 2006

Computer equipment	$162,279	$96,063
Software	59,082	53,753
Office equipment	94,274	81,667
Furniture and fixtures	74,924	74,134
Tenant improvements	101,759	88,313
Total	492,319	393,930
Less: Accumulated depreciation	(128,169)	(43,421)
Total	$364,150	$350,509

Depreciation expense was $29,861 and $10,730, for the three months ended September 30, 2007 and September 30, 2006; $113,768 and $17,090 for the nine months ended September 30, 2007 and September 30, 2006; and $157,189 for the period from inception (January 10, 2006) to September 30, 2007, respectively.

Note 4 - Line of Credit

In March 2007, The Company entered into a Line of Credit Loan Agreement with JMW Fund, LLC (“JMW”).

The Loan Agreement provided a credit limit of $1.0 million for a six month term.
All sums advanced pursuant to this Loan Agreement bear interest from the date each advance is made until paid in full at the rate of 1% per month, simple interest on the first $500,000; and 1.5% per month, simple interest on the second $500,000.

Triton may prepay the principal in its entirety at any time without penalty. The funds from these advances will be used by Triton for operating expenses.  The Company paid a one-time commitment fee of $10,000 upon entering the Loan Agreement which was expensed immediately.  This agreement was replaced upon the signing of the new agreement on June 28, 2007.

On June 28, 2007, the Company issued a convertible senior note (“Convertible Note”) to JMW Fund LLC ($1,500,000), San Gabriel Fund LLC ($500,000), Underwood Family Partners, Ltd. ($500,000), and Battersea Capital, Inc ($500,000), - “Lenders” - for gross proceeds totaling $3,000,000 (“Total Principal Amount”).  This agreement replaced the March 28, 2007 agreement with JMW Fund LLC from which the Company borrowed $1.0 million in April 2007. That $1.0 million outstanding was rolled into this agreement. Of the Total Principal Amount, the Company was able to draw $1,000,000 by June 30, 2007, and another $1,000,000 was available to be drawn by July 30, 2007.  As of September 30, 2007, the Company has drawn down the remaining $1,000,000. The terms and conditions of the Convertible Note replaces the terms and conditions of the March 28, 2007 agreement. As of September 30, 2007, the Company had $3.0 million of loans outstanding.  Interest accrues at one percent (1%) per month and began to accrue on July 1, 2007.  All outstanding principal and accrued and unpaid interest is due and payable on July 1, 2008 (“Maturity Date”).  If the Company should suffer an event of default under the Note, the interest shall be one and a half percent (1.5%) during the occurrence of such event of default. The Convertible Note is senior to any debt issued by the Company, including without limitation, loans from any bank or institutional debt.  Lenders will file a UCC-1 or other filing to secure their debt.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Pursuant to the terms of the Convertible Note, the Company is obligated to issue to the Lenders warrants exercisable for an aggregate of 2,000,000 shares of the Company’s common stock, no par value (“Common Stock”) (“Warrants”).  The Warrants are to be exercisable at $3.00 per share and are to expire five years from the issue date of the Warrants.  The Company agreed to register the shares underlying the Warrants no later than December 31, 2007.  The Warrants shall also be subject to a cashless exercise provision. The Company recorded $2,000,000 as discount on loan to account for value of the warrants. The discount is being amortized over the life of the loan to interest expense. For the three months ended September 30, 2007 we amortized $504,110 to loan interest expense.

The Company agreed to increase the Company’s Board composition from two to five members as a condition precedent.  Such directors may be removed upon repayment of the Note.  The Company may prepay this note at any time.  The outstanding principal balance of the Note can be converted into shares of the Common Stock (“Conversion Shares”) at any time thirty (30) days after the date of the Note at the Lenders’ sole discretion.  The conversion price of the Conversion Shares is $3.00 per share (“Conversion Price”).  The Company is obligated to file a registration statement with the Securities and Exchange Commission with respect to the Conversion Shares and the Warrant Shares no later than December 31, 2007.   Lenders will also enjoy “piggyback” registration rights; meaning that the investor has the right to register his/her unregistered stock when either the company or another investor initiates a registration. Since piggyback rights are considered inferior to demand registration rights, they are sometimes excluded from registrations in favor of investors with demand registration rights. This could happen when the underwriter of the registration determines that it will be unable to market all of the shares to be registered.)  If the Company should issue or sell equity securities at a price per share lower than the Conversion Price, other than certain exceptions, the Conversion Price under the Note shall be reduced to such lower price per share.

Note 5 - Notes payable - related party

In February 2006 the Company entered into a revolving credit agreement with the Elevation Fund, West Hampton Special Situations Fund, LMU & Company, Battersea Capital for a maximum amount of $2,500,000. The investors, also shareholders, consisted of the following:

a.	The Elevation Fund, LLC holds 4,394,730 shares of common stock;

b.	West Hampton Special Situations Fund, LLC holds 4,394,730 shares of common stock which L. Michael Underwood is the manager of the fund and is a former director of the Company; value: $

c.	LMU and Company - L. Michael Underwood has ownership in this company; and

d.	Battersea Capital Inc. holds 2,104,082 shares of common stock.

L. Michael Underwood, a former director of the Company, personally holds 2,259,555 shares of common stock.
The Company had outstanding various notes payable under this agreement. The notes accrued interest at 12% per annum. In July 2006, the Company repaid in full its notes payable totaling $1,981,867 and accrued interest of $30,915 from the proceeds of a private placement on April 19, 2006.

Additionally, the Company signed Convertible Senior Notes and issued common stock warrants to the following parties: JMW Fund (March 28, 2007); San Gabriel Fund (June 28, 2007); Underwood Family Partners (June 28, 2007); and Battersea Capital (June 28, 2007), for a total amount of $3,000,000.

Note 6 - Stockholders' equity

The Company has authorized 102,000,000 shares of no par value stock. 100,000,000 have been designated as common stock and 2,000,000 have been designated as preferred stock. As of September 30, 2007, the Company has 47,259,713 shares of common stock issued and outstanding. No shares of preferred stock are outstanding.

Upon the formation of the Company, the founding stockholders contributed $100,100 in cash and intellectual property valued at $238,525 in exchange for 35,821,198 shares of common stock.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

In July 2006:
(1) The Company sold a total of 7,148,710 shares of its common stock at $0.80 per share through a private placement offering for gross proceeds of $5,747,500. After commission and offering expenses, the Company received net proceeds of $4,924,598.  In addition, the Company issued to the placement agent 598,029 share of common stock and issued a warrant to purchase 1,429,742 shares of common stock for $0.80 per share.  The warrants expire five years from the date of issuance.  The value of the common stock and warrants of $478,423 and $334,580, respectively, issued to the placement agent are considered additional offering cost.  The value of the warrants was calculated using the Black-Scholes model using the following assumptions: discount rate of 4.5%; volatility of 22%; dividend yield of 0%; and expected terms of 5 years.  The impact of recording the value of the common stock and warrants in the financial statements is $0 as the Company increased stockholders’ equity by $813,003 for the issuance of these securities and decreased stockholders’ equity by the same amount to record the value of these securities as offering costs.

(2) In connection with the private placement offering described above, the Company's original investors agreed to cancel an aggregate of 6,218,958 of their shares upon the successful completion of selling at least $5,000,000 in the private placement.

(3) In connection with the transaction with Petra (see Note 1), the Company repurchased and retired 400,000 shares of its common stock for $400,000 that were owned by certain shareholders of Petra.

(4) The Company issued to two investor relation firms a total of 2,238,824 (1,119,412 each) shares of common stock valued at $0.80 per share.  The value of these shares of $1,800,000 is being amortized over the terms of the respective agreements.  The shares were actually issued on July 26, 2006, but the value of these shares is being amortized over the respective service periods for each agreement which both began on July 10, 2006 the date of the transaction with Petra.  As of September 30, 2007, these amounts were fully amortized.

In September 2006:
(1) The Company completed a private placement offering of 3,450,000 shares of our common stock to one accredited investor, Al-Deera Holding Company KSCC, for an aggregate purchase price of $2,760,000. After paying the commission and fees associated with the private placements of approximately $138,000, the Company received $2,622,000 from this private placement offering.

(2) The Company added another private placement offering of 287,500 shares of our common stock to one accredited investor, Univest Group Kuwait, for an aggregate purchase price of $230,000. After paying the commission and fees associated with the private placements of approximately $ 11,500, the Company received $218,500 from this private placement offering.

(3) In connection with the above private placement offerings, the Company issued warrants to purchase 185,000 shares of the Company common stock for $0.80 per share.  The warrants expire five years from the date of issuance.    The value of the warrants of $43,293 issued to the placement agent is considered additional offering cost.  The value of the warrants was calculated using the Black-Scholes model using the following assumptions: (a) discount rate of 4.5%; (b) volatility of 22%; (c) dividend yield of 0%; and (d) expected terms of 5 years.  The impact of recording the value of the warrants in the financial statements is $0 as the Company increased stockholders’ equity by $43,293 for the issuance of these warrants and decreased stockholders’ equity by the same amount to record the value of these warrants as offering costs.

In March, 2007:
The Company issued to an investor relations firm a total of 100,000 shares of common stock valued at $1.71 per share, the closing price of the stock on the date of issuance.  The value of these shares of $171,156 is being amortized over the terms of the agreements.  The shares were actually issued on March 29, 2007, and the value of these shares is being amortized over the service period of the agreement which began on March 8, 2007.  As of September 30, 2007, the full balance has been amortized.

In May and June 2007:
The Company issued to two investor relations firms a total of 1,000,000 shares of common stock (500,000 shares each).  The Company valued each set of 500,000 shares on the date of issuance based on the closing price on that date.  The total value of the shares issued was $2,100,000.  The Company recorded this amount as prepaid consulting and began amortizing the amount over the 2 year period of the agreement. The amortization expense for the three and nine months ending September 30, 2007 amounted to $262,500 and $380,205 respectively.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Stock Options
The Company recognized $163,465 and $40,793, in share-based compensation expense for the three months ended September 30, 2007 and September 30, 2006; $2,331,018 and $48,774 for the nine months ended September 30, 2007 and September 30, 2006; and $2,470,997 for the period from inception (January 10, 2006) to September 30, 2007, respectively. The impact of this share-based compensation expense on the Company's basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

On June 12, 2006, the Company's board of directors approved the Triton Distribution Systems, Inc. 2006 Equity Incentive Plan (the “Plan”) that provides for the issuance of up to 4,300,000 shares under the Plan.

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding, January 10, 2006	-	$-
Granted	2,690,325	$1.70
Forfeited	826,814	$1.75
Exercised	99,478	$0.80
Outstanding, September 30, 2007	1,764,033	$1.77

As of September 30, 2007, 805,569 options have vested.

For options granted, the weighted-average fair value of such options was $1.70 and at September 30, 2007 the weighted average remaining contractual life of options outstanding is 9.0 years. For all options granted, the exercise price was equal to the market price of the Company's stock at the date of grant. All the options expire in 2017.

As of September 30, 2007, there was $1,268,205 of total unrecognized compensation cost related to non-vested options granted under the plan. That cost is expected to be recognized over the 3 year life of the options.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows: For Options Granted

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Prior to July 14, 2006	Risk-free interest rate	4.50%
	Expected life of the options	3.00 years
	Expected volatility	22%
	Expected dividend yield	0

For options Granted	Risk-free interest rate	4.50%
December 01, 2006	Expected life of the options	3.00 years
	Expected volatility	86%
	Expected dividend yield	0

For options Granted	Risk-free interest rate	4.50%
March 02, 2007	Expected life of the options	3.00 years
	Expected volatility	121%
	Expected dividend yield	0

For options Granted	Risk-free interest rate	4.75%
June 11, 2007	Expected life of the options	3.00 years
	Expected volatility	164%
	Expected dividend yield	0

For the options granted prior to July 14, 2006 no public market existed for the Company’s stock therefore, the expected volatility was based on the volatility of a competitor’s common stock that is publicly traded. For options issued subsequent to July 14, 2006 the Company computed its volatility based on the Company’s stock price data.

Warrants
In connection with the private placement offerings and convertible debt obtained described above the Company issued warrants to a placement agent, finder, and lenders.

Below is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, January 10, 2006	-	-
Granted	1,614,742	$0.80
Forfeited	-	-
Exercised	186,875	-
Outstanding, December 31, 2006	1,427,867	$0.80

Outstanding, September 30, 2007	-	-
Granted	2,000,000	$3.00
Forfeited	-	-
Exercised	-	-
Outstanding, September 30, 2007	2,000,000	$3.00

As of September 30, 2007, all of the warrants had vested and will expire in 2012.  The value of the warrants has been recorded as a discount to the note payable and will be amortized over the term of the note dated June 28, 2007.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 7 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30, 2007	December 30, 2006
Deferred tax assets:
Federal net operating loss	$3,357,129	$1,637,961
State net operating loss	964,630	470,648
Equity compensation	1,959,797	486,551
Total deferred tax assets	6,281,556	2,595,160
Less valuation allowance	(6,281,556)	(2,595,160)
Total	$-	$-

At September 30, 2007, the Company had federal and state net operating loss ("NOL") carry forwards of $3,357,129 and $964,630 respectively. Federal NOLs could, if unused, expire in 2021. State NOLs, if unused, could expire in 2011.

The valuation allowance increased by $978,267 and $52,758 for the three months ended September 30, 2007 and September 30, 2006.  The total valuation allowance is $768,252 and $1,213,493 for the nine months ended September 30, 2007 and September 30, 2006, and $2,361,962 for the period from inception (January 10, 2006) to September 30, 2007, respectively.

The Company has provided a 100% valuation allowance on the deferred tax assets at September 30, 2007 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the period from inception (January 10, 2006) to September 30, 2007 is as follows:

Federal income tax rate	(34.0%)
State tax, net of federal benefit	(6.0%)
Equity compensation	12.4%)
Non-deductible items	0.2%
Increase in valuation allowance	27.4%

Effective income tax rate	0.0%

Note 8 - Commitments and contingencies

Employment agreement
In July 2006, the Company entered into a three-year employment agreement with its CEO, Gregory Lykiardopoulos to be effective as of February 2006 pursuant to which Mr. Lykiardopoulos will receive an annual base salary of $250,000 and other compensation to be determined by the Board of Directors. In addition to Mr. Lykiardopoulos is entitled to receive additional shares of common stock if certain profitability requirements are met. These shares will be issued from existing shares held by the original investors in the Company. No new shares will be issued pertaining to this agreement and accordingly, there is no accounting affect for this transaction.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

Leases
Monthly leases are due the first day of the month. In order to avoid fees for late payments, the company pre-pays its rent. The Company leases office space in an office building in Sausalito, California under an operating lease agreement that expires in May 2010. The lease provides for current monthly lease payments of $25,553 which increase over the term of the lease. The Company also leases office space in Beijing, China and Amsterdam that expire November 2009, September 2008 and January 2009, respectively. The lease on the Company's office in Manila, Philippines expired. The Company has no plans to renew the lease.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
Period ending September 30,
2008	$391,989
2009	324,825
2010	220,204

The Company incurred rent expense of $107,089 and $76,669 for the three months ended September 30, 2007 and September 30, 2006, $340,019; and $243,255 for the nine months ended September 30, 2007 and September 30, 2006; and $660,943 for the period from inception (January 10, 2006) to September 30, 2007, respectively.

Note 9 - Related parties

In addition to the note payable discussed in Note 5, the Company had certain transactions with a related party.  As of September 30, 2007, the Company recognizes the following related party transactions: (1) The Company owes $560 to Gregory Lykiardopoulos. Gregory Lykiardopoulos is the current CEO and major shareholder of the Company. (2) A former director of the Company, Stephen Garland, is also an owner of 373,137 shares of common stock.

Note 10 – Supplemental cash flow information

During the period from inception (January 10, 2006) to September 30, 2007, the Company issued 1) 598,029 shares of common stock to the placement agent for commissions related to the July 2006 private placement; 2) issued 1,429,742 warrants to the placement agent for commissions related to the July 2006 private placement; 3) issued 185,000 warrants to the placement agent for commissions related to the September 2006 private placement; 4) issued 3,338,824 shares of common stock to three investment relations firms for services valued at $4,071,156; 5) issued 3,550,472 options to employees and took a charge of $2,470,997 related to the vesting of the fair value of these options; and 6) issued 2,000,000 warrants in conjunction with a convertible note and recorded $2,000,000 as a discount on the convertible note payable.

Item 2. Management's Discussion and Analysis (MDA) or Plan of Operations

General

A forward-looking statement predicts, projects, or uses future events as expectations or possibilities. In other words, forward-looking statements are not based on historical fact.  Therefore, the Company disclaims that: (1) any instance of our forward-looking statement found in the material is only true at the time it was written, and (2) the company is under no obligation to update such written statements if conditions change or that unexpected occurrences happen to affect the statement afterwards. Such forward-looking statements, however, are generally identifiable by the use of certain prescribed words, Sentences and phrases are forward-looking statements when they include any tense from present to future or similar inflection and contain words, such as “probable,” “possible,” “continue,” "believe," "estimate," "anticipate," "plan," "predict," "may," "hope," "can," "will," "should," “shall,” “could, "expect," "intend," "is designed to," "with the intent," "potential," or similar terms. Variations of these terms, or the negative of these terms, may indicate forward-looking statements, but their absence does not mean that a statement is not forward looking. The forward-looking statements specified in the following information have been complied by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty or warranty is to be inferred from those forward-looking statements.

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

We have incurred operating losses since inception in January 10, 2006 until the date hereof. We have also consumed significant cash and other financial resources, and presently have minimal liquidity. In response to these conditions, we have focused all of our efforts on near term revenue opportunities to achieve break-even operating results.  In addition, we intend to pursue outside debt and equity sources of financing that can provide Triton with a longer term source of capital and generally improve its balance sheet and financial stability.

We are in a very precarious cash position. As of September 30, 2007, we had an aggregate cash balance of $90,886. We currently depend on funds raised from financing activities to continue operations. If we continue generating losses on operations, it will become increasingly difficult to execute our plan of operations. Our ability to sustain operations through fiscal 2007 is predicated upon certain  critical assumptions, including (i) that our efforts to accelerate sales activities are successful, (ii) that we are able to meet our development schedule (iii) that we will not incur additional  unplanned expenditures in fiscal 2007,  (iv) that we will be successful in our pursuit of outside debt or equity financing, and (v) that we will not incur unexpected significant cash outlays during any period of fiscal 2007. We have recently faced difficulties in raising financing under current market conditions and no assurances can be given that we will not continue to face such difficulties in the future.

Overview

We are an emerging, next generation Web-based travel distribution service company.  Our core business is the electronic distribution of travel inventory from airlines, car rental companies, hotels, tour and cruise operators, and other travel sellers to travel agencies and their clients on a global basis.

We commenced operations in January 2006 with an initial emphasis on Southeast Asia and intend to expand to other international locations, including South America and Europe.  Unlike the travel industry in the United States, which is highly fragmented and decentralized, emerging countries in Asia have only one or two flagship airlines for international routes, the airlines are controlled by the government, the travel agencies are clustered in large associations, and the government has considerable influence over decisions which affect bookings and the issuance of tickets to domestic and foreign travelers. In order to explore these markets, in August 2006 and in September 2006 we have opened offices in the Philippines and in China, respectively.  These offices received their approval from the respective governments of the Philippines and China to be formed as subsidiaries of the Company.  These offices were specifically formed by us to expand our business into the Philippines and China.

During the initial discovery phase of our project at Philippine Airlines we encountered certain internal issues that have put the project in jeopardy. As a consequence in order to conserve resources, we have ceased our operations in the Philippines until such time as Philippines Airlines can resolve their internal issues.  In August of 2007 the Company ceased operation in the Philippines and as a result its legal entity was dissolved.

During the quarter ended September 30, 2007, we completed several improvements to our agent booking application, “ReservationExpert™”. Most notably we added Carnival Cruise to CruiseExpert™, designed, tested and launched the “Triton Wizard” a simplified online booking process for new agents, developed the functional specifications and design of the booking engine for Red Dragon Express™ and completed the online payment processes and merchant account connections for ReservationExpert™.

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis or Plan of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, recoverability of intangible assets, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

Revenue Recognition

We apply the guidance within SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”) to determine when to properly recognize revenue. SAB 104 states that revenue generally is realized or realizable and earned when persuasive evidence of an arrangement exists, services have been rendered, the seller's price to the buyer is fixed or determinable and collectability is reasonably assured.

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

Stock Based Compensation

We adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.  In determining the fair value of employee stock options we will periodically evaluate the stock option exercise behavior of our employees and determine the best estimate of the expected term of stock options.  Due to the limited history of our company, for all options granted in 2006 and 2007 we have estimated that the expected term of the employee options to be 3 years.  At the time the first round of stock options were granted in 2006, we were not a publicly traded company, and therefore the expected volatility of our stock was based on the historical volatility of public companies in our industry.  The expected volatility used to estimate the fair value of our employee options was 22%. During the second and third rounds of stock options granted later in the year, we based the historical volatility on our own company stock.  The expected volatility used to estimate the fair value of the second and third rounds of employee options was 86% and 121% respectively. The expected volatility used for employee options granted during the quarter ended June 30, 2007 was 164% and was computed based on our own company stock.

Liquidity and Capital Resources

We had cash and cash equivalents of $90,886 at September 30, 2007. Our total current assets at September 30, 2007 were $1,976,084. We have incurred operating losses since inception in January 10, 2006 and during this period we have also consumed significant cash and other financial resources, and presently have minimal liquidity. In response to these conditions, we have focused our development resources on improving our ReservationExpert™ product in an effort to get or distribution channel operational. Additionally we have targeted the travel vendor opportunities which we feel are in greatest demand in our agency distribution network. The objective of bringing these vendors on line during our quarter ending September 30, 2007 is to generate agency bookings and to accelerate adoption of our ReservationExpert™ booking engine. Our goal is to achieve a positive cash flow during our quarter ending December 31, 2007. Meanwhile, we currently depend on funds raised from financing activities to continue our operations. We are considering outside debt and equity sources of financing that can provide Triton with a longer term source of capital and generally improve its balance sheet and financial stability.

We are in a very precarious cash position. As of September 30, 2007, we had an aggregate cash balance of $90,886.  We currently depend on funds raised from financing activities to continue our operations. Our ability to sustain operations through fiscal 2007 is predicated upon certain critical assumptions, including (i) that our efforts accelerate sales activities are successful, (ii) that we are able to meet our development schedule (iii) that we will not incur additional unplanned expenditures in fiscal 2007, (iv) that we will be successful in our pursuit of outside debt or equity financing, and (v) that we will not incur unexpected significant cash outlays during any period of fiscal 2007.  Based on our current cash positions, it is likely that we will be required to raise additional funds within the next quarter in order to maintain our operations. However, we have recently experienced difficulties in raising financing under current market conditions and no assurances can be given that we will not continue to face such difficulties in the future.

Therefore, our ability to sustain operations through fiscal 2007 is predicated upon certain critical assumptions, including (i) that our efforts accelerate sales activities are successful, (ii) that we are able to meet our development schedule (iii) that we will not incur additional unplanned expenditures in fiscal 2007, (iv) that we will be successful, not withstanding current financing difficulties, in our pursuit of outside debt or equity financing, and (v) that we will not incur unexpected significant cash outlays during any period of fiscal 2007.  Based on our current cash positions, it is likely that we will be required to raise additional funds within the next 12 months in order to maintain our operations.

Our total current liabilities were $1,855,913, exclusive of the non cash discount on the notes for the warrants, at September 30, 2007, which consists of a loan of $1,504,110, accounts payable of $261,696, accrued expenses of $19,105, accrued payroll of $53,848, deferred lease liability of $15,964 and other liabilities of $1,190.

During the period from inception (January 10, 2006) to September 30, 2007, we used $12,394,703 and $512,019 of cash in our operating and investing activities, respectively, and we received $12,998,391 from our financing activities.

During the three months ended September 30, 2007, we used $2,213,308 and $91,773 of cash in our operating and investing activities, respectively, and generated $1,684,393 cash from our financing activities. We have financed our operations primarily through cash generated from notes payable issued to related parties and from the sale of shares of our common stock.

During the nine months ended September 30, 2007, we used $5,471,128 and $98,389 of cash in our operating and investing activities, respectively, and generated $3,733,193 cash from our financing activities. We have financed our operations primarily through cash generated from notes payable issued to related parties and from the sale of shares of our common stock.

On June 28, 2007, the Company issued a convertible senior note (“Convertible Note”) to JMW Fund LLC, San Gabriel Fund LLC, Underwood Family Partners, Ltd., and Battersea Capital, Inc (“Lenders”) for gross proceeds totaling $3,000,000 (“Total Principal Amount”).  Of the Total Principal Amount, the Company was able to draw $1,000,000 by September 30, 2007, and another $1,000,000 may be drawn by July 30, 2007.  The terms and conditions of the Convertible Note replaces the terms and conditions of a promissory note issued by the Company to the Lenders on March 28, 2007 for gross proceeds of $1,000,000.  The Company drew down $1.0 million of the available $1.0 million on June 28, 2007. This agreement replaced the prior agreement with the JMW Fund LLC from which the company borrowed $1,000,000 in April 2007.  The April agreement was canceled and the $1,000,000 outstanding was included in this agreement.  As of September 30, 2007, the Company had $3,000,000 of loans outstanding.

Interest accrues at one percent (1%) per month and began to accrue on July 1, 2007.  All outstanding principal and accrued and unpaid interest is due and payable on July 1, 2008 (“Maturity Date”).  If the Company should suffer an Event of Default under the Note, the Interest shall be one and a half percent (1.5%) per month during the occurrence of the Event of Default.

The Convertible Note is senior to any debt issued to the Company, including without limitation, loans to any bank or institutional debt.  Lenders will file a UCC-1 or other filing to secure their debt.

Pursuant to the terms of the Convertible Note, the Company is obligated to issue to the Lenders warrants exercisable for an aggregate of 2,000,000 shares of the Company’s common stock, no par value (“Warrants”).  The Warrants are to be exercisable at $3.00 per share and are to expire five years from the issue date of the Warrants.  The Company agreed to register the shares underlying the Warrants no later than December 31, 2007.  The Warrants shall also be subject to a cashless exercise provision. The Company recorded a $2,000,000 as discount on loan to account for value of the warrants.
The Company agreed to increase the Company’s Board composition from two to five members as a condition precedent.  The first two members were respectively, (1) Gregory Lykiardopoulos, Chairman and CEO and (2) Khaled Magdy El-Marsafy.

As of September 30, 2007 the Company has five persons as Directors of the Company: (1) Gregory Lykiardopoulos, Chairman and CEO; (2) Khaled Magdy El-Marsafy; (3) Hideo Ito; (4) Adrie Reinders; (5) Joseph McCann, Jr..

On November 12, 2007 Khaled Magdy El-Marsafy resigned from his position as a member of the Board of Directors as a result of other personal and professional commitments.

Such directors may be removed upon repayment of the Note.  The Company may prepay this note at any time.  The outstanding principal balance of the Note can be converted into shares of Common Stock (“Conversion Shares”) at any time thirty (30) days after the date of the Note at the Lenders’ sole discretion.  The conversion price of the Conversion Shares is $3.00 per share (“Conversion Price”).  The Company is obligated to file a registration statement with the Securities and Exchange Commission with respect to the Conversion Shares and the Warrant Shares no later than December 31, 2007.  Lenders will also enjoy “piggyback” registration rights.  If the Company should issue or sell equity securities at a price per share lower than the Conversion Price, other than subject to certain exceptions, the Conversion Price under the Note shall be reduced to such lower price per share.

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

Results of Operations

Revenue

We generated no revenue from our inception to September 30, 2007.

Operating Expenses

Our operating expenses from inception to September 30, 2007 were $15,821,100 which consisted of payroll and related benefits of $ 8,437,265, professional fees of $3,418,990, marketing and advertising of $528,657 and other general and administrative expenses of $2,827,671. Since inception in January of 2006 the majority of our payroll and related benefits expenses have been related to the development of our core application, our agent booking application “ReservationExpert™” and acquiring vendors of travel related inventory. In March of this year after the initial release of ReservationExpert™ we began signing up agents in an effort to get feedback on the usability of the product. Since that time we have completed the majority of the improvements our agent network has made us aware of. Most of our professional fees were incurred as part of the loan agreement closed in June of 2007 and the private placement and reverse merger completed in July of 2006 and the associated investor relations firms which assisted us.

Our operating expenses for the three months ended September 30, 2007 were $2,126,463 which consisted of payroll and related benefits of $1,293,788; professional fees of $436,915; marketing and advertising expenses of $42,307 and other general and administrative expenses of $353,452 as compared to the three months ended September 30, 2006 of $2,229,468 which consisted of payroll and related benefits of $850,154; professional fees of $632,996; marketing and advertising of $101,930 and other general and administrative expenses of $644,388.

Our operating expenses for the nine months ended September 30, 2007 were $8,641,243 which consisted of payroll and related benefits of $5,592,299 professional fees of $1,744,355, marketing and advertising expenses of $226,432 and other general and administrative expenses of $1,085,872 as compared to the nine months ended September 30, 2006 of $4,152,734 which consisted of payroll and related benefits of $1,807,547 professional fees of $932,950; marketing and advertising expenses of $204,442 and other general and administrative expenses of $1,207,796.

Interest expense from inception to September 30, 2007 was $655,428 which consisted of interest accrued all the loans for a total of $665,497; and interest expenses $10,069.

Interest expense for the three months ended September 30, 2007 and September 30, 2006 was $596,943 and $2,281 respectively, which consisted of interest accrued on the notes payable and respectively $0 interest income for the same period.

Interest expense for the nine months ended September 30, 2007 and September 30, 2006 was $624,512 and $30,915 respectively, which consisted of interest accrued on the notes payable to related parties of $634,581; and interest expenses $10,069.

Our Plan of Operation

Market Segment:

We began operations in the United States with our primary source of travel content being provided by Galileo, one of the three largest global distribution services for airline reservation in the world. Subsequently our expansion has been geographically driven with a focus on acquiring unique local travel content which through agreement could be distributed on a global basis to our business to business network using ReservationExpert™.  Subsequent to its initial release in March of 2007, ReservationExpert™ has undergone several improvements based on Agent/User feedback including the recently released booking wizards.

On August 21, 2007 we released the CruiseExpert™, followed by our Red Dragon Express™ web travel portal to China on October 9, 2007. The Red Dragon Express™ includes an agency booking tool for Chinese travel products.

Our hub:

In the Pacific Rim, we initially developed relationships with various domestic air carriers, consolidators, tour operators and agencies in China, Malaysia and the Philippines. During the first half of 2007, we opened offices in the Philippines and in China.  After receiving the appropriate approval from the respective governments and regulatory authorities we formed subsidiaries of the Company in the Philippines and China.  These subsidiaries were specifically formed for the Company to execute on signed travel distribution agreements with travel providers related to country-specific partners and travel vendors.  Our objective is to provide local partners our product suite and management expertise, to assist them in developing the market at the local level and delivering their content on a global basis through our distribution network. In July 2007 we signed an agreement to develop and host Philippine Airlines’ “Swing-a-Round” tour product and convert all of their call centers to ReservationExpert™ before the end of September 2007. During the initial diligence phases, internal issues at Philippine Airlines have put the project in jeopardy. As a consequence, in order to conserve resources, we have ceased our operations in the Philippines until such time as their internal issues have been resolved.
Expanding our Network:
We set up our tier one customer support operations at our headquarters in Sausalito, California and established remote customer support and sales operations in Manila, Philippines, and Beijing, China.  Pending resolution of the internal issues at Philippine Airlines we have ceased our customer support  and sales operations in the Philippines. After establishing a presence in Asia, in February of 2007 we began to focus on our distribution network by marketing our products to travel agencies and travel inventory vendors in the United States. Since that time we have issued more than 450 unique user I.D.s to our distribution network. These unique I.D.s provide access to approximately 10,000 individual agents in the United States. Additionally, we have completed a direct links with Carnival Cruise lines and Gulliver’s Travel during our quarter ending September 30, 2007. The aforementioned will dramatically increase the content available to agents using our network.

Europe and Middle-East:
We have also established marketing agreements in Europe and the Middle East.  With respect to operations in Europe and the Middle-East we have signed agreements with several regional travel agencies and established direct links to several low-cost and established air carriers and hotels which should become productive during our quarter ending December 31, 2007.  Additionally we began the second phase of the trial with a major European corporate travel agency during the quarter ending September 30, 2007.  If successful we would deploy a private labeled version of ReservationExpert™ before the end of our quarter ending March 31, 2008.

Forecast:
Management attempt to provide realistic information concerning potential future performance based on the information it has about its products and customers, intentions with consideration given to the risks and uncertainties in the Travel Reservation industry. However we can make no guarantees about future performance of our business and therefore the reader should be cautious when evaluating future performance.

We expect to begin realizing reportable segment revenue from our European and United States operations during the quarter ending December 31, 2007.

We anticipate that we will incur additional $2.0 million of expenditures to achieve these milestones.  If the milestones are achieved then it is possible that we will realize a positive cash flow sometime during the quarter ending December 31, 2007. However these expectations are based on our customers deploying our product in a timely fashion and will be affected by the booking patterns of their customers. To date we do not have enough historical booking data to accurately predict what their performance might be.

Employees

Our employee head count was 48 as of September 30, 2007.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures

Disclosure Controls and Procedures

 Audit Committee. Our audit committee reports to the board regarding the appointment of our independent auditors, the scope and results of our annual audits, compliance with our accounting and financial policies and management’s procedures and policies relatively to the adequacy of our internal accounting controls.

As of the date of this quarterly report, our audit committee consists of Adrie Reinders, Jay McCann and Khaled Magdy El-Marsafy. Mr. Khaled Magdy El-Marsafy, resigned from our Audit Committee on November 12, 2007,

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures lacked sufficient personnel and systems to perform adequately as of the end of the applicable period to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures

(b) Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2007 the Company is under legal proceedings with the following persons: Terry Byers, Arthur Griggs,  & Jeff Wheaton  vs. Triton Distribution Systems Inc., et. al., (Superior Court, Marin County, Case No.  CV072075). Plaintiff filed suit on May 4, 2007, against the Company, GRSNetwork Inc., a California Corporation, Internet Travel Technologies, Inc, a California Corporation and Gregory Lykiardopoulos.

The suit alleges causes of action for back wages, breach of contract and age discrimination. As of the date of this report, the Company has not been properly served with a summons or complaint in the matter. The Company denies the plaintiff’s claims and intends to vigorously defend against them if such complaint is properly served on the Company.

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

On May 5, 2007 we issued 500,000 shares when our stock price was valued at $2.15 per share to Capital Group Communications, Inc for investor relations services pursuant to the exemption provided by Section 4(2) of the Act.

On June 27, 2007 we issued 500,000 shares when our stock price was valued at $1.08 per share to Livestrong Venture Capital Partners, Inc. for investor relations services pursuant to the exemption provided by Section 4(2) of the Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibits

Number	Exhibit

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Line of Credit Loan Agreement dated March 28, 2007, by and between JMW Fund, LLC and Triton Distribution Systems, Inc. (1)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRITON DISTRIBUTION SYSTEMS, INC.

November 14, 2007	By:	/s/ Gregory Lykiardopoulos

Gregory Lykiardopoulos Chief Executive Officer