Form 10QSB/A
period 2007-09-30
Triton Distribution Systems, Inc.
filed 2007-12-13
CIK 1309541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
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

EXPLANATORY NOTE:

The Registrant is filing this Amendment No. 1 to Form 10-QSB to amend its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, (the "Original Filing") filed on November 14, 2007, with the Securities and Exchange Commission in order to correct the Consolidated Balance Sheets, the Consolidated Statement of Operations, the Consolidated Statement of Shareholder's Equity and the Consolidated Statement of Cash Flows, Note 6 to the Consolidated Financial Statements, Note 7 to the Consolidated Financial Statements, Note 10 to the Consolidated Financial Statements and Management's Discussion and Analysis.

This Amendment does not amend any other information previously filed in the Original Filing. The Original Filing is hereby superseded and amended with respect to Items 1 and 2 set forth in this Amendment No. 1.

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
	(unaudited)
	(restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$90,886	$1,944,287
Other current assets	175,403	121,945
Prepaid consulting	1,709,795	723,600
TOTAL CURRENT ASSETS	1,976,084	2,789,832

FURNITURE AND EQUIPMENT, net	364,150	350,509
WEBSITE DEVELOPMENT COSTS, net	9,029	13,954
INTELLECTUAL PROPERTY, net	196,783	214,672

TOTAL ASSETS	$2,546,046	$3,368,967

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Deferred Income	$1,190	$-
Accounts payable	261,696	242,579
Accrued expenses	19,104	4,514
Accrued payroll	53,848	19,269
Accrued lease liability	15,964	10,982
Loan Payable, net	778,242

TOTAL CURRENT LIABILITIES	1,130,044	277,344

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; no par value; 2,000,000 shares
authorized; 0 shares issued and outstanding
Common stock; no par value; 100,000,000 shares
authorized; 45,013,213 shares issued and outstanding
as of December 31, 2006 and 47,259,713 as of September 30, 2007	13,611,009	9,503,723
Additional paid-in capital	3,784,606	139,979
Deficit accumulated during the development stage	(15,982,485)	(6,552,079)
Accumulated balance of other comprehensive income	2,872

TOTAL STOCKHOLDERS' EQUITY	1,416,002	3,091,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,546,046	$3,368,967

The accompanying notes are an integral part of this statement.

zTriton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Statements of Operations

	3 Months	3 Months	9 Months	9 Months	Inception (January 10,
	Ended	Ended	Ended	Ended	2006) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(restated)		(restated)		(restated)
NET SALES	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES:
Payroll and related benefits	1,293,788	850,154	5,592,299	1,807,547	8,437,265
Professional fees	436,915	632,996	1,744,355	932,950	3,418,990
Marketing and advertising	42,307	101,930	226,432	204,442	528,657
Other general and administrative expenses	353,452	644,388	1,078,157	1,207,796	2,819,956

TOTAL OPERATING EXPENSES	2,126,462	2,229,468	8,641,243	4,152,735	15,204,868

LOSS FROM OPERATIONS	(2,126,462)	(2,229,468)	(8,641,243)	(4,152,735)	(15,204,868)

OTHER INCOME (EXPENSE)
Interest income	3,743	11,747	24,235	11,747	66,696
Interest expense – related party	(755,456)	(2,281)	(783,025)	(30,915)	(813,940)
Loss on disposal of assets	-	-	(30,373)	-	(30,373)

TOTAL OTHER INCOME (EXPENSE)	(751,713)	9,466	(789,163)	(19,168)	(777,617)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,878,175)	(2,220,002)	(9,430,406)	(4,171,903)	(15,982,485)

PROVISION FOR INCOME TAXES

NET LOSS	(2,878,175)	(2,220,002)	(9,430,406)	(4,171,903)	(15,982,485)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustment	22,038	-	2,872	-	2,872

COMPREHENSIVE LOSS	$(2,856,137)	$(2,220,002)	$(9,427,534)	$(4,171,903)	$(15,979,613)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.06)	$(0.05)	$(0.20)	$(0.11)	$(0.38)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	47,094,678	40,945,066	46,099,579	37,613,578	42,368,272

The accompanying notes are an integral part of this statement.

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Statements of Stockholders’ Equity
For the Period from Inception (January 10, 2006) to September 30, 2007

				Deficit
				Accumulated
				During the	Accumulated
			Additional	Development	other	Total
	Common Stock		Paid-in	Stage	comprehensive	Shareholders
	Shares	Par Value	Capital	Restated	income	Equity (Deficit)
Balance at inception (January 10, 2006)		$-	$-	$-	$-	$-

Issuance of common stock for cash and contribution of intellectual property in January 2006	35,821,198	338,625				338,625
Balance at June, 2006	35,821,198	338,625	-	-	-	338,625

Issuance of common stock in private placement
for cash, net of $822,902 in commissions and expenses	7,148,710	4,924,598				4,924,598
Issuance of common stock to placement agent for fees	598,029
Cancellation of investor shares in July 2006	(6,218,958)					-
Issuance of common stock in connection with
transaction with Petramerica Oil, Inc. in July 2006	2,087,910					-
Repurchase of shares from Petramerica Oil, Inc.
stockholders in July 2006	(400,000)	(400,000)				(400,000)
Issuance of shares to investor relation firms for
services in July 2006	2,238,824	1,800,000				1,800,000
Issuance of common stock in private placement
for cash, net of $149,500 in commissions in September 2006	3,737,500	2,840,500				2,840,500
Fair value of employee stock compensation, as restated			139,979			139,979
Net loss				(6,552,079)		(6,552,079)
Balance at December 31, 2006	45,013,213	9,503,723	139,979	(6,552,079)	-	3,091,623

Issuance of shares to investor relation firms for
services in March 2007	100,000	171,156				171,156
Fair value of employee stock compensation, as restated	450,132	733,715				733,715
Fair value of employee stock options, as restated			287,088			287,088
Foreign currency translation gain (loss)					(16,785)	(16,785)
Net loss, as restated				(2,509,674)		(2,509,674)
Balance at March, 2007 (unaudited)	45,563,345	10,408,594	427,067	(9,061,753)	(16,785)	1,757,123

Issuance of shares to investor relation firms for services May 2007	500,000	1,400,000				1,400,000
Issuance of shares to investor relation firms for services June 2007	500,000	700,000				700,000
Issuance of Warrant for Short Term Loan			2,884,381			2,884,381
Fair value of employee stock compensation, as restated	410,015	873,332				873,332
Fair value of employee stock options, as restated			309,693			309,693
Exercise of Employee Stock Options	61,000	48,800				48,800
Foreign currency translation gain(loss)					(2,381)	(2,381)
Net loss June 30, 2007, as restated				(4,042,556)		(4,042,556)
Balance at June 2007 (unaudited)	47,034,360	$13,430,726	$3,621,141	$(13,104,309)	$(19,166)	$3,928,392

Fair value of employee stock options			163,465			163,465
Exercise of Employee Stock Options	38,478	30,782				30,782
Exercise of Warrants	186,875	149,501				149,501
Foreign currency translation gain (loss)					22,038	22,038
Net Loss September 30, 2007, as restated				(2,878,176)		(2,878,176)
Balance at September 30, 2007 (unaudited)(restated)	47,259,713	$13,611,009	$3,784,606	$(15,982,485)	$2,872	$1,416,002

The accompanying notes are an integral part of this statement.

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Statements of Cash Flows

	For the Nine	For the Nine	Inception (January 10,
	Months Ended	Months Ended	2006) to
	September 30,	September 30,	September 30,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)
	(restated)		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,430,406)	$(4,171,903)	$(15,982,485)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of discount on note	662,623	-	662,623
Depreciation and amortization expense	137,935	39,083	210,954
Loss on disposal of assets	30,373	-	30,373
Amortization of prepaid consulting	1,284,991	(1,292,731)	561,361
Fair value of employee stock options	2,367,293	48,774	2,507,271
Changes in assets and liabilities
Prepaid insurance	29,577	(62,991)	(21,591)
Other current assets	(83,034)	(115,790)	(153,811)
Deferred income	1,190	-	1,190
Accounts payable	19,116	76,468	261,696
Accrued expenses	44,100	128,728	72,952
Accrued interest - related party	5,069	-	-
Lease Liability	4,982	-	15,964
Net cash used in operating activities	(4,926,191)	(5,350,362)	(11,833,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(159,165)	(242,693)	(553,064)
Payment for web development costs	-	(19,700)	(19,700)
Net cash used in investing activities	(159,165)	(262,393)	(572,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	229,083	9,265,198	9,494,281
Proceeds from issuance of notes payable - related party	3,000,000	1,981,867	3,000,000
Repayment of note payable - related party	-	(1,981,867)	-
Net cash provided by financing activities	3,229,083	9,265,198	12,494,281

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,872	-	2,872
NET DECREASE IN CASH AND
CASH EQUIVALENTS	(1,853,401)	3,652,443	90,886
CASH AND CASH EQUIVALENTS,
Beginning of period	1,944,287	-	-
CASH AND CASH EQUIVALENTS,	-	-	-
End of period	$90,886	$3,652,443	$90,886

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$62,833	$30,915	$90,888
Income taxes paid		$-	$-

Contribution of intellectual property for common stock	$238,525	$238,525	$238,525
Issuance of stock for consulting services	$2,438,923	$1,292,731	$3,731,654

The accompanying notes are an integral part of this statement.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 1 - Basis of presentation, organization and significant accounting policies

History

Triton Distributioin Systems, Inc.'s (the "Company") CEO, Gregory Lykiardopoulos, Triton’s CEO, was the founder of Global Reservation Systems (“GRS”).  On May 08, 1997 GRS was incorporated in the State of California. The web based distribution concept of GRS was developed by the Company’s CEO. The linear format was equal to the black and white DOS (Disk Operating System) display screen. GRS allowed travel agents to easily and economically access travel inventory provided by one of the big four Global Distribution Systems (GDSs).  A GDS is a computer reservations system that stores and retrieves information and conducts transactions related to travel. GRS’s technology utilized visual basic, a computer programming system developed and owned by Microsoft.

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

Restatement

The Company discovered errors to previously issued financial statements for the first quarter ended March 31, 2007 and second quarter ended June 30, 2007.  The company intends to restate its financial statements for both of these periods.  The Company has not filed the restated financial statements for these periods.  However, the current financial statements are stated as if the correction of this error had been made.  One error related to the Company's issuance of 450,132 shares of common stock in the first quarter that were improperly reported as stock options.  An additional 410,015 shares of common stock were issued in the second quarter and were also improperly reported as stock options. The other error relates to the incorrect valuation of warrants issued in connection with a note payable in the second quarter. The Company should have recorded the full value of the warrents issued to additional paid in capital, discount on note payable, and a prepaid asset. The Company did not record the prepaid asset portion of this transaction and incorrectly valued the discount on the note payable.

Quarterly financial information for the three month periods ending March 31, 2007, June 30, 2007, and September 30, 2007 as restated, is presented below:

As Restated

Income Statement	3 Months Ended March 31, 2007	3 Months Ended June 30, 2007	6 Months Ended June 30, 2007	3 Months Ended September 30, 2007	9 Months Ended September 30, 2007

Operating expenses	2,502,084	4,020,411	6,522,495	2,126,462	8,641,243
Operating loss	2,502,084	4,020,411	6,522,495	2,126,462	8,648,957
Net loss	$2,509,674	$4,042,557	$6,552,231	$2,878,175	$9,430,406
Net loss per share	$0.06	$0.09	$0.14	$0.06	$0.20

Balance Sheet	As of March 31, 2007		As of June 30, 2007		As of September 30, 2007

Prepaid compensation (asset)	706,541		-
Prepaid expenses	13,790		1,004,179		39,850
Additional paid in capital	427,067		3,621,141		3,784,606
Note payable, net	-		77,079		778,242
Common stock	10,408,594		13,430,726		13,611,009

As Reported

Income Statement	3 Months Ended	3 Months Ended	6 Months Ended	3 Months Ended	9 Months Ended
	March 31, 2007	June 30, 2007	June 30, 2007	September 30, 2007	September 30, 2007

Operating expenses	3,006,064	3,186,766	6,192,831	2,126,463	8,641,243
Operating loss	3,006,064	3,186,766	6,192,831	2,126,463	8,641,243
Net loss	$3,013,655	$3,208,910	$6,222,565	$2,719,663	$9,271,893
Net loss per share	$0.07	$0.07	$0.14	$0.06	$0.20

Balance Sheet	As of March 31, 2007		As of June 30, 2007		As of September 30, 2007

Prepaid compensation (asset)
Prepaid expenses	13,790		42,719		39,850
Additional paid in capital	958,225		4,014,143		2,900,225
Note payable, net	-		-		1,504,110
Common stock	9,674,879		11,823,679		13,611,009

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

The Company had adopted a December 31st year end. The Company anticipates changes in future years in the technology of reservations. Thereby, thinking ahead as an emerging, next generation Web-based travel service’s distribution company; its core business is the electronic distribution of travel inventory from airlines, car rental companies, hotels, tour and cruise operators, and other travel sellers to travel agencies and their clients on a global basis. The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 as it has not generated revenues for the period from January 10, 2006 (inception) to September 30, 2007 and has incurred a loss of $15,982,486 since inception.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The accompanying consolidated financial statements have been prepared in conformity with the US GAAP, which contemplates continuation of the Company as a going concern.  As of September 30, 2007 the Company has not generated revenues. It has incurred significant operating losses of $15,982,485 to date and has a negative cash flow from operations, which raises substantial doubt about its ability to continue as a going concern.

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

Note 3 - Furniture and equipment

The cost of furniture and equipment consisted of the following:

	September 30, 2007	December 31, 2006

Computer equipment	$162,279	$96,063
Software	59,083	53,753
Office equipment	94,274	81,667
Furniture and fixtures	74,924	74,134
Tenant improvements	101,759	88,313
Total	492,319	393,930
Less: Accumulated depreciation	(128,169)	(43,421)
Total	$364,150	$350,509

Depreciation expense was $29,861 and $10,750, for the three months ended September 30, 2007 and September 30, 2006; $113,768 and $71,090 for the nine months ended September 30, 2007 and September 30, 2006; and $157,189 for the period from inception (January 10, 2006) to September 30, 2007, respectively.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Pursuant to the terms of the Convertible Note, the Company is obligated to issue to the Lenders warrants exercisable for an aggregate of 2,000,000 shares of the Company’s common stock, no par value (“Common Stock”).  The warrants were to be issued pro rata to the proceeds from the loan.  The Company, however, issued all the warrants on June 28, 2007 even though only $2,000,000 of the proceeds had been received as of June 28, 2007.  The portion of warrants issued but for which proceeds were not received were recorded as a prepaid asset, when the remaining proceeds were issued in the third quarter of 2007, this prepaid was added to the discount on  note payable ("Warrants"). The Warrants are to be exercisable at $3.00 per share and are to expire five years from the issue date of the Warrants.  The Company agreed to register the shares underlying the Warrants no later than December 31, 2007.  The Warrants shall also be subject to a cashless exercise provision. The Company recorded $2,884,381 as discount on loan to account for value of the warrants. The discount is being amortized over the life of the loan to interest expense. For the three months ended September 30, 2007 we amortized $662,623 to loan interest expense.

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

On March 2, 2007 the Board of Directors approved the grant of 450,132 shares to Michael W. Overby, CFO, consistent with his offer letter. The shares were valued at $1.63 which was the closing price on March 2, 2007 for a total value of $733,715. Compensation expense of $27,177 and $706,541 was recognized as of March 31, 2007 and June 30, 2007 respectively. The shares vested 90 days from the start date of January 2, 2007.

On June 11, 2007, 410,015 performance shares were issued to 3 employees: 149,868 to Michael Overby, CFO, 213,431 to Adam Himmelman, CTO, and 46,716 shares to Kate Hudson, Controller. The shares were approved by the board and valued on June 11, 2007 when the closing price was $2.13. The shares vested immediately. The total value of these shares was $873,332 and expensed entirely in the quarter ended June 30, 2007.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Stock Options
The Company recognized $163,465 and $40,793, in share-based compensation expense for the three months ended September 30, 2007 and September 30, 2006; $760,246 and $48,774 for the nine months ended September 30, 2007 and September 30, 2006; and $900,225 for the period from inception (January 10, 2006) to September 30, 2007, respectively. The impact of this share-based compensation expense on the Company's basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

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

Below is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, January 10, 2006	-	-
Granted	1,614,742	$0.80
Forfeited	-	-
Exercised	186,875	-
Outstanding, December 31, 2006	1,427,867	$0.80

Outstanding, January 1, 2007	-	-
Granted	2,000,000	$3.00
Forfeited	-	-
Exercised	-	-
Outstanding, September 30, 2007	2,000,000	$3.00

As of September 30, 2007, all of the warrants had vested and will expire in 2012.  The value of the 2,000,000 warrants has been recorded as a discount to the note payable and will be amortized over the term of the note dated June 28, 2007.

The assumptions used in calculating the fair value of warrants granted using the black scholes pricing model are as follows:

For Warrants Issued	Risk-free interest rate	4.50%
July 10, 2006	Expected life of the options	5.00 years
	Expected volatility	22%
	Expected dividend yield	0

For Warrants Issued	Risk-free interest rate	4.75%
September 20, 2007	Expected life of the options	5.00 years
	Expected volatility	22%
	Expected dividend yield	0

For Warrants Issued	Risk-free interest rate	4.50%
June 28, 2007	Expected life of the options	5.00 years
	Expected volatility	164%
	Expected dividend yield	0

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 7 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30, 2007	December 30, 2006
Deferred tax assets:
Federal net operating loss	$3,406,227	$1,637,961
State net operating loss	978,738	470,648
Equity compensation	1,959,797	486,551
Total deferred tax assets	6,344,762	2,595,160
Less valuation allowance	(6,344,762)	(2,595,160)
Total	$-	$-

At September 30, 2007, the Company had federal and state net operating loss ("NOL") carry forwards of $3,406,227 and $978,738 respectively. Federal NOLs could, if unused, expire in 2021. State NOLs, if unused, could expire in 2011.

The valuation allowance increased by $1,041,473 and $52,758 for the three months ended September 30, 2007 and September 30, 2006.  The total valuation allowance is $831,458 and $1,209,417 for the nine months ended September 30, 2007 and September 30, 2006, and $2,425,168 for the period from inception (January 10, 2006) to September 30, 2007, respectively.

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

The reconciliation of the effective income tax rate to the federal statutory rate for the period from inception (January 10, 2006) to September 30, 2007 is as follows:

Federal income tax rate	(34.0%)
State tax, net of federal benefit	(6.0%)
Equity compensation	12.4%
Non-deductible items	0.2%
Increase in valuation allowance	27.4%

Effective income tax rate	0.0%

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

Leases
Monthly leases are due the first day of the month. In order to avoid fees for late payments, the company pre-pays its rent. The Company leases office space in an office building in Sausalito, California under an operating lease agreement that expires in May 2010. The lease provides for current monthly lease payments of $25,553 which increase over the term of the lease. The Company also leases office space in Beijing, China and Amsterdam that expire September 2008 and January 2009, respectively. The lease on the Company's office in Manila, Philippines expired. The Company has no plans to renew the lease.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
Period ending September 30,
2008	$413,973
2009	337,788
2010	260,057
2011	66,421
Thereafter	-

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

Note 10 – Supplemental cash flow information

During the period from inception (January 10, 2006) to September 30, 2007, the Company issued 1) 598,029 shares of common stock to the placement agent for commissions related to the July 2006 private placement; 2) issued 1,429,742 warrants to the placement agent for commissions related to the July 2006 private placement; 3) issued 185,000 warrants to the placement agent for commissions related to the September 2006 private placement; 4) issued 3,338,824 shares of common stock to three investment relations firms for services valued at $4,071,156; 5) issued 2,690,325 options to employees and took a charge of $900,225 related to the vesting of the fair value of these options; and 6) issued 2,000,000 warrants in conjunction with a convertible note and recorded $2,884,381 as a discount on the convertible note payable, issued 860,147 shares to employees and recorded $1,607,047 of compensation expense.

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

We discovered an error to our previously issued financial statements for the first quarter ended March 31, 2007 and second quarter ended June 30, 2007. We intend to restate our financial statements for both of these periods. We have not filed the restated financials for these periods; however, the current financial statements are stated as if the correction of this error has been made. The error related to the issuance of 450,132 shares of common stock in the first quarter that was improperly reported as stock options. An additional 410,015 shares of common stock were issued in the second quarter and were also improperly reported as stock options.

During the quarters ended March 31, 2007 and June 30, 2007, the Company estimated the fair market value of restricted equity securities issued to employees, using the Black-Sholes model based upon the value of the securities at the date of grant. The Company was made aware by its independent registered accountants that the value for purposes of recording expense should be determined at the market value of the Company's common stock on the date of award approval was the more appropriate value of the securities.  Additionally, the securities should have been included in the Company’s outstanding shares as of their vesting dates. Compensation costs associated with these issuances have now been adjusted.  In addition, this adjustment, as reflected in the tables below, reflects the allocation of certain stock-based compensation awards to the quarters in which the award occurred.

During the quarters ended March 31, 2007 and June 30, 2007, the Company granted shares to employees in association with compensation expense. The expense associated with the granting of the shares was not properly accounted for at the issuance date. The adjustments are reflected in the tables presented in Note 1 to the Financial Statements “Restatement”.

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

Our total current liabilities were $1,130,045, exclusive of the non cash discount on the notes for the warrants, at September 30, 2007, which consists of a loan of $778,242, accounts payable of $261,696, accrued expenses of $19,104, accrued payroll of $53,848, deferred lease liability of $15,964 and other liabilities of $1,190.

During the period from inception (January 10, 2006) to September 30, 2007, we used $11,833,503 and $572,764 of cash in our operating and investing activities, respectively, and we received $12,494,281 from our financing activities.

During the three months ended September 30, 2007, we used $1,634,169 and $91,773 of cash in our operating and investing activities, respectively, and generated $1,180,283 cash from our financing activities. We have financed our operations primarily through cash generated from notes payable issued to related parties and from the sale of shares of our common stock.

During the nine months ended September 30, 2007, we used $4,926,191 and $151,165 of cash in our operating and investing activities, respectively, and generated $3,229,083 cash from our financing activities. We have financed our operations primarily through cash generated from notes payable issued to related parties and from the sale of shares of our common stock.

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

Pursuant to the terms of the Convertible Note, the Company is obligated to issue to the Lenders warrants exercisable for an aggregate of 2,000,000 shares of the Company’s common stock, no par value (“Warrants”).  The Warrants are to be exercisable at $3.00 per share and are to expire five years from the issue date of the Warrants.  The Company agreed to register the shares underlying the Warrants no later than December 31, 2007.  The Warrants shall also be subject to a cashless exercise provision. The warrants were to be issued pro rata to the proceeds from the loan.  The Company, however, issued all the warrants on June 28, 2007 even though only $2,000,000 of the proceeds had been received as of June 28, 2007.  The portion of warrants issued but for which proceeds were not received were recorded as a prepaid asset, when the remaining proceeds were issued in the third quarter of 2007. This prepaid was added to the discount on  note payable. As of September 30, 2007 the Company recorded a $2,884,381 as discount on loan to account for value of the warrants, and amortized $662,623 to loan interest expense.

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

Operating Expenses

Our operating expenses from inception to September 30, 2007 were $15,204,868 which consisted of payroll and related benefits of $ 8,437,265, professional fees of $3,418,990, marketing and advertising of $528,657 and other general and administrative expenses of $2,819,956. Since inception in January of 2006 the majority of our payroll and related benefits expenses have been related to the development of our core application, our agent booking application “ReservationExpert™” and acquiring vendors of travel related inventory. In March of this year after the initial release of ReservationExpert™ we began signing up agents in an effort to get feedback on the usability of the product. Since that time we have completed the majority of the improvements our agent network has made us aware of. Most of our professional fees were incurred as part of the loan agreement closed in June of 2007 and the private placement and reverse merger completed in July of 2006 and the associated investor relations firms which assisted us.

Our operating expenses for the three months ended September 30, 2007 were $2,126,462 which consisted of payroll and related benefits of $1,293,788; professional fees of $436,915; marketing and advertising expenses of $42,307 and other general and administrative expenses of $353,452 as compared to the three months ended September 30, 2006 of $2,229,468 which consisted of payroll and related benefits of $850,154; professional fees of $632,996; marketing and advertising of $101,930 and other general and administrative expenses of $644,388.

Our operating expenses for the nine months ended September 30, 2007 were $8,641,243 which consisted of payroll and related benefits of $5,592,299 professional fees of $1,744,355, marketing and advertising expenses of $226,432 and other general and administrative expenses of $1,078,157 as compared to the nine months ended September 30, 2006 of $4,152,735 which consisted of payroll and related benefits of $1,807,547 professional fees of $932,950; marketing and advertising expenses of $204,442 and other general and administrative expenses of $1,207,796.

Interest expense from inception to September 30, 2007 was $813,940 which consisted of interest accrued all the loans for a total of $803,871; and interest expenses $10,069.

Interest expense for the three months ended September 30, 2007 and September 30, 2006 was $755,456 and $2,281 respectively.

Interest expense for the nine months ended September 30, 2007 and September 30, 2006 was $783,025 and $30,915 respectively, which consisted of interest accrued on the notes payable to related parties of $624,512.

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

As of the date of this quarterly report, our audit committee consists of Adrie Reinders, Jay McCann and Khaled Magdy El-Marsafy. Mr. Khaled Magdy El-Marsafy, resigned from our Audit Committee on November 12, 2007,

(a) As of the end of the period covered by this report ("the Evaluation Date"), our management, including our chief executive officer and chief financial officer, conducted an evaluation ("Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934. In the course of the Evaluation, we identified significant material weaknesses in our internal disclosure controls and procedures.

The Company has had discussions with its independent registered public accounting firm with respect to the valuation and disclosure of equity securities issued to employees, as well as the valuation and accounting of warrants issued for a loan. After the Company's discussions and consultations with its independent registered public accounting firm, the Company determined the need to restate its quarterly financial statements for the periods ending March 31, 2007 and June 30, 2007 and file a 10-QSB/A for the quarter ending September 30, 2007.

Moore Stephens Wurth Frazer and Torbet, LLP advised Triton that these internal control deficiencies constitute a material weakness as defined in Statement of Auditing Standards No. 112. Certain of these internal control weaknesses also constitute material weaknesses in our disclosure controls. Management has considered the effects of the financial statement restatements on its evaluation of disclosure controls and procedures and has concluded that weaknesses are present. Our chief executive officer and our chief financial officer concluded that as of the Evaluation Date our disclosure controls and procedures were not effective, and as of the date of the filing of this amended report, our chief executive officer and our chief financial officer concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported  within the time periods  specified  in the SEC's rules and forms, and that such information is accumulated and communicated to our  management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure.

We are committed to improving our financial organization. However, the Company does not possess the financial resources to address other than the most rudimentary of accounting and reporting requirements, and therefore relies heavily on outside advisors. The Company's inability to independently prepare its financial reports to the standards of Generally Accepted Accounting Principles and the Rules and Regulations of the Securities and Exchange Commission rise to the level of a material weakness in internal control.

Management of the Company intends to promptly remediate this deficiency by:

(i) acquiring the appropriate level of internal financial support

(ii) access current developments training programs for financial employees and

(iii) provide financial employees with adequate technical resources to research financial accounting and reporting requirements.

We currently believe we will need to take additional steps to remediate the above-referenced material weaknesses, and we will continue to evaluate the effectiveness of our design and operation of our disclosure controls and procedures on an ongoing basis, and will take further action as appropriate.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2007 the Company is under legal proceedings with the following persons: Terry Byers, Arthur Griggs,  & Jeff Wheaton  vs. Triton Distribution Systems Inc., et. al., (Superior Court, Marin County, Case No.  CV072075). Plaintiff filed suit on August 10, 2007, against the Company, GRSNetwork Inc., a California Corporation, Internet Travel Technologies, Inc, a California Corporation and Gregory Lykiardopoulos.

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

TRITON DISTRIBUTION SYSTEMS, INC.

Decenber 13, 2007	By:	/s/ Gregory Lykiardopoulos

Gregory Lykiardopoulos Chief Executive Officer