Form 10KSB
period 2007-12-31
Triton Distribution Systems, Inc.
filed 2008-04-17
CIK 1309541

As filed with the Securities and Exchange Commission on April 17, 2008.
Registration No. 333-138293

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2007

TRITON DISTRIBUTION SYSTEMS, INC.
 (Name of small business issuer in its charter)

Colorado	4700	84-1039067
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer I.D. Number)

One Harbor Drive, Suite 300
Sausalito, California 94965
(415) 339-4606
(Address and telephone number of principal executive offices)

One Harbor Drive, Suite 300
Sausalito, California 94965
(Address of principal place of business or intended principal place of business)

 Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company:  Yes [  ]  No [X]

Issuer’s revenues for its most recent fiscal year: None.

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of the Issuer’s common stock as of December 31, 2007 was approximately $2.73. Shares of common stock held by each officer and director and by each person known by the Issuer to own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The Issuer had 47,999,566 shares of common stock, no par value, outstanding at December 31, 2007.

Documents incorporated by reference: None

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I

Item 1- Description of Business
Item 2- Description of Property
Item 3- Legal Proceedings
Item 4- Submission of Matters to a Vote of Security Holders

PART II

Item 5- Market for Common Equity and Related Stockholder Matters
Item 6- Management's Discussion and Analysis or Plan of Operation
Item 7- Financial Statements
Item 8- Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A- Controls and Procedures
Item 8B- Other Information

PART III

Item 9- Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10- Executive Compensation
Item 11- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12- Certain Relationships and Related Transactions
Item 13- Exhibits
Item 14- Principal Accountant Fees and Services

SIGNATURES

INDEX TO EXHIBITS

Special Note Regarding Forward-Looking Information

This Annual Report of Triton Distribution Systems, Inc. on Form 10-KSB contains certain “forward-looking statements” All statements in this Annual Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions are forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements regarding expanding the use of our technologies in existing and new markets; diversification of sources of; our expected profit margin from all product sales; the future impact of our critical accounting policies, including those regarding revenue recognition, allowance for doubtful accounts, accounting for income taxes, and stock-based compensation; statements regarding the sufficiency of our cash reserves; and our expected rate of return on investments, if any.  Actual results may differ materially from those discussed in these forward looking statements due to a number of factors, including: the rate of growth of the markets for our technology; the accuracy of our identification of critical accounting policies and the accuracy of the assumptions we make in implementing such policies; the accuracy of our estimates regarding our taxable income and cash needs for the next twelve months; and fluctuations in interest rate and foreign currencies These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements.  Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Risk Factors” as well as elsewhere in this Annual Report on Form 10-KSB. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor. You should consider the factors affecting results and risk factors listed from time to time in our filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-KSB, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports. Such filings are available on our website, free of charge, at www.tritonds.com, but the information on our website does not constitute part of this Annual Report.

As used herein, unless the context otherwise requires, Triton Distribution Systems, Inc., together with our Chinese subsidiary, Triton Distribution Systems (Beijing) and our Philippine subsidiary, Triton Distribution Systems Philippines Inc. are referred to in this Annual Report on Form 10-KSB as “Triton”, “Company,” “we,” “us” and “our.”

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

Triton is a development stage Web-based electronic catalog primarily focused on travel services distribution. The travel marketplace is a global arena in which millions of “buyers” such as travel agents and consumers and “sellers” such as airlines, hotels, car rental agencies, cruise ship lines, tour operators and entertainment companies come together. Among the systems available to buyers in their search for travel options, availability and rates are Global Distribution Systems companies, known as “GDSs,” which are accessed primarily by travel agents and Internet travel Web site companies such as Cendant Corp.'s Orbitz, Expedia, Inc.'s Expedia.com and Sabre Holdings Corp.'s Travelocity, which are accessed by consumers. These systems electronically connect a vast network of travel product sellers and globally dispersed travel agents and consumers.

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

Our target travel sellers are airlines, including air consolidators that purchase bulk seats on major carriers and resell air travel at reduced pricing; property management vendors and suppliers such as hotel chains, independent hotels, resorts, vacation lodgings and bed & breakfasts; car rental agencies; tour operators such as bus tours, expeditions, walking tours and adventure packages; cruise lines providing global sailing trips, scenic or specialty cruises within a region, and special custom cruises; and local transportation service providers such as limousines, shuttles, ferries and other local modes of transportation typically needed by travelers. Our target travel buyers are travel agencies around the world. Initially we are focusing on travel agencies in Southeast Asia and China.

We have had no revenue since inception (January 10, 2006) and have incurred operating losses of $19,077,247 since inception including $12,525,168 for the year ended December 31, 2007.

As a result of our lack of revenue and ongoing operating losses our independent registered public accounting firm has issued a going concern opinion in connection with their audit of our consolidated financial statements for the year ended December 31, 2007.  Management has developed a plan to continue as a going concern for at least the next 12 months (see Part II, Item 5, “PLAN OF OPERATION”), however, if we are unable to raise additional funds or fund our operations through the execution of our business plans we may be forced to significantly reduce or cease our current activities.

Background

Triton, a Colorado corporation (the “Company”, or “we”) is the result of a merger between Petramerica Oil, Inc., a Colorado corporation, and Triton Distribution Systems, Inc., a Nevada corporation (“Triton Nevada”), in July 2006. Triton Nevada was organized in January 2006 to engage in the travel business.

As a result of the merger, Triton's stockholders owned approximately 95.6% of the combined company and the directors and executive officers of Triton became the directors and executive officers of Petra. Accordingly, the transaction has been accounted for as a reverse acquisition of Petra by Triton resulting in a recapitalization of Triton rather than as a business combination. Triton was deemed to be the purchaser and surviving company for accounting purposes. Accordingly, Tritons’ assets and liabilities are included in the consolidated balance sheet at their historical book values with no goodwill recognized. The consolidated statement of stockholders' equity as of inception has been restated as if the above transaction took place on the first day for which the consolidated statement of stockholders' equity is presented.  The historical cost of the net assets of Petra that were acquired was $0. In addition, on August 17, 2006, Petra changed its name to Triton Distribution Systems, Inc.

Since the merger, we have funded our operations through debt and equity financing arrangement with investors, including related parties.  We have used significant resources developing and marketing our business and have experienced liquidity problems.

Our initial emphasis was on Southeast Asia and China. Unlike the travel industry in the United States, which is highly fragmented and decentralized, emerging countries in Asia have only one or two flagship airlines for international routes, the airlines are controlled by the government, their fleets have been modernized, the carriers are generally profitable, the travel agencies are clustered in large associations, and the government has considerable influence over decisions which affect bookings and the issuance of tickets to domestic and foreign travelers.

In accordance with our initial focus on markets in Southeast Asia and China we incorporated subsidiaries in the Philippines and the People’s Republic of China.

Triton Distribution Systems Philippines Inc. was formed in May 2006 with an office in Manila, Philippines.  During the initial discovery phase of our project conducted at Philippine Airlines we encountered certain internal issues.  In August 2007, as a consequence of these internal issues with Philippine Airlines, we ceased our operations in the Philippines until these issues are resolved.  In September 2007 we dissolved our Philippine subsidiary.

Triton Distribution Systems (Beijing) was formed in November of 2006. Since November 2006 operations have been primarily involved sales and marketing activities.

Products and Services

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

Portal Products

Our portal products will support consumer-oriented portals linking Internet customers with travel sellers. In the Internet age, portals efficiently link buyers and suppliers. To address this, Triton positions three core products as “e-enablers”: ResLink™, CruiseLink™ and TourLink™. These products allow customers to book travel and travel-related activities through a subscriber agency's Web site directly from the Internet in a user-friendly browser environment. Where applicable, these products are promoted for customizations and private-labeled for Triton subscribers. This solution allows subscribers to maintain their individual corporate or agency identity while providing their customers the convenience of Internet access for travel research and/or booking activities under Triton's or the agency's banner.

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

•    Galileo. Galileo is one of the four major GDSs and is significant due to Galileo's entrenched base of airline bookings, the number of countries in which it distributes (107), the number of locations (41,200) and terminals (173,300) connected to the system, and the number of vendors providing product over Galileo's system: 511 airline vendors, 257 airlines with direct links, 39 car rental companies, 224 hotel vendors covering 46,046 properties, 368 tour operators and nine cruise lines according to www.reserve.com/Galileo. Galileo also represents that, using marketing data derived from public sources, its market share, by region, for airline bookings is: Middle East and Africa 75%; Europe 30%; Asia Pacific 50%; Latin America 12% and North America 25%.

Another important aspect of the Galileo relationship is that it will enable Galileo's 43,500 travel agencies to directly access, in real time, the inventories of Triton's travel sellers. Beyond the Philippines and Malaysia, other Asian airlines and Asian travel companies are seeking exposure of their domestic travel products to international visitors, and with the Galileo relationship in place, new customers receive additional benefits from subscribing to Triton.

The service contract with Galileo includes a minimum volume requirement of 240,000 segments. Under the current amendment to the contract, to the extent that segments fall short of 240,000 by June 01, 2007, we would liable for $0.50 per segment.

•    Carnival Cruises. We have entered into an agreement with Carnival Cruises to develop a direct interface to access on a real-time basis Carnival's worldwide inventory of cabins. As of February 2006, Carnival was the largest cruise line with 77 ships in operation and a passenger capacity of 132,082 lower berths. Only two other GDSs, Sabre and Galileo, offer Carnival Cruise's inventory. When this direct interface is completed, we will offer travel agents the ability to access cruise inventory on a live basis, in real time.

•    China International Travel Service. CITS is China's largest travel consortium and includes 1,400 travel agents and their operators throughout China. Our September 2006 agreement with CITS allows CITS and its affiliates to book travel through our system both within and outside China.

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

•    Advanced Travel Partner, (ATP). In April 2007, we entered into a agreement to provide ATP with ReservationExpert for its internal agents use as well as marketing the product to agents in the Dutch leisure market.

•    China Highlights Travel. In May 2007, we entered into a agreement to provide ReservationExpert for its internal agents use as well as distribution of their tour product throughout Triton’s network.

•    Gulivers Travel Associate, (GTA). In July 2007, we entered into a distribution agreement with GTA, a leading wholesaler of hotels, tours, events - Part of the Travelport Group of companies - Has 30,000 travel suppliers for agents in 120 Countries - In 2006 received 16 million hotel bookings at over 23,000 hotels.

•     Destination Travel International, Co., Ltd. in China. In September 2007, we entered into a distribution agreement, the agreement will give travel agents around the world the ability to book DTI's one-day coach tours and tour packages through Red Dragon Express™

•     ACA Travel & Tours. In October 2007, we entered into a distribution agreement, ACA Travel & Tours is known in the industry as one of the largest wholesalers in the USA, specializing in Mexico as well as Central and South America.

•     Sky Bird Travel & Tours. In October 2007, we entered into a distribution agreement, Sky Bird Travel & Tours, Inc. is one of the leading national consolidator in North America for passengers originating in the U.S. and departing to international destinations Sky Bird Travel handles International Airline ticketing requirements for Europe, the Middle East, South Pacific, Africa, Asia, Latin America, Puerto Rico from all areas originating in the USA and also Domestic Airline ticketing requirements within USA.

Technology

Our products are distributed over the Internet from the Triton portal, lowering the cost of distribution. Travel inventory is made available to agencies through the Triton network. With only a personal computer, a broadband Internet connection and a printer, a travel agent can securely connect to a Triton operations center.

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

Although we may in the future license technology to enhance our products or services, we do not now license technology from any third parties. We protect our proprietary technology through a combination of contractual provisions, confidentiality procedures, trade secrets and trademark laws. Triton's trade secrets are being protected in several ways, such as requiring all people with access to proprietary information, including employees, consultants and customers, to execute confidentiality agreements. Triton also restricts access to its source codes, trade secrets and other intellectual property

Marketing

The Company plans to promote itself through: (1) direct sales efforts using telephone sales, conventional media advertising, and internet marketing; (2) marketing and distribution agreements with regional or national travel associations. These marketing and distribution agreements will be focused on travel sellers and telecommunications service and infrastructure providers who we believe can provide sales and support in markets where we currently have a limited presence.

We currently employ three internal sales personnel to help customers and prospect business from various forms of lead generation. We may also engage independent sales agents in various geographic areas.

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

The GDSs aggregate travel inventory from major airlines, hotels, auto rental companies and other travel sellers and distribute them to travel agents. Historically GDS's have maintained their inventory on mainframe computers which required them to install dedicated hardware at each travel agency location and connect this network worldwide with dedicated hard-wired telephone lines. These systems are very expensive, cumbersome to install and maintain, and they require training to use.

With the advent of the Internet and personal computers, the travel industry is experiencing greater transparency and there is generally increased access to travel industry data, a broader selection of inventories and more comprehensive service for corporate and leisure travelers.

Travel Industry Regulation

The United States and foreign governments heavily regulate certain segments of the travel industry, and Triton's services are affected by such regulations. Triton is subject to the United States Department of Transportation (“DOT”) regulations prohibiting unfair and deceptive practices. In addition, DOT regulations concerning the display and presentation of information that are currently applicable to the GDSs could be extended to Triton in the future, as well as other laws and regulations aimed at protecting consumers accessing online travel services, including California’s requirements. If required to register as a seller of travel, then Triton will need to comply with certain disclosure requirements and participate in California's restitution fund.

Triton is subject to regulations applicable to businesses generally and laws or regulations directly applicable to online commerce. Although there are currently few laws and regulations directly applicable to the Internet and commercial online services it is possible that a number of laws and regulations may be adopted covering issuers such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Further, the growth and development of electronic commerce may lead to more stringent consumer protection laws that may impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or commercial online services, which could decrease the demand of Triton's services and increase the Company's cost of doing business. These events could significantly harm our operating results.

Competition

Triton has three primary groups of competitors each of whom operate in one or two of our product or service categories.

Web and Main Frame Based Providers

Triton competes with entities with offerings similar to Triton Web Services. These are the four major GDS providers, Sabre, Amadeus, Galileo and Worldspan, and some smaller ones such as Abacus, which is 35% owned by Sabre. Their product offerings are primarily mainframe based. G2Switchworks (“G2”) is a start-up company that intends to offer Web-based distribution services. G2 is attempting to penetrate the United States market but it only has access to the inventory of a limited number of airlines for beta testing. We believe we will be able to offer greater breadth and depth of inventory with superior presentation at a lower cost. We believe Triton's Internet-based technology will enable us to provide comprehensive global distribution services at a lower cost than the four major GDSs, which rely on legacy mainframe technology.

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

Stand-Alone Software Providers

We also compete with B2B competitors. Several small companies provide software solutions that address certain aspects of the global travel distribution industry. But they are selling software and are not providing actual services. Companies in this category are Datalex, TRX Technology Services, GetThere.com, Journey and Genesis. Datalex's competency is its ability to develop Internet booking engines. TRX Technology Services sells software with an emphasis on quality control assurance, attempting to minimize transaction-processing time for users. GetThere.com markets corporate travel solution software. Both GetThere.com and Nexion have merged with Sabre, one of the four GDS's. Journey consists of an alliance of individual travel agencies banding together under one airline reporting corporation number to achieve favorable rates from travel sellers and GDSs. Genesis is planning to be a common Internet-based booking and ticketing platform.

Web Based Travel Agencies

The third group represents indirect competitors to the supplemental portal product suite offered to the Company's B2B subscribers. Representative competitors are Travelocity, Expedia, Priceline, Orbitz and WorldRes. These companies offer Web-based search engines that assist the consumer in making travel arrangements directly over the Internet. Triton offers Chinese domestic travel inventory through its agency subscribers as well as its Tritontwist inventory. This inventory includes tours, merchandise, travel insurance and travel services such as travelers' checks and visa services.

Employees

As of April 16, 2008 we had 34 employees. Our personnel are not subject to any collective bargaining agreements and the Company has not experienced any work stoppages. The Company believes that its labor relations are satisfactory.

RISK FACTORS

        Risks Related to Our Business

We have no revenue, are in an early stage of development and have a limited operating history, which makes evaluation of our business more difficult and increases the likelihood that we will not be successful.

We have no revenue, are in the early stage of development, and only a limited operating history on which to base an evaluation of our business and prospects. In addition, our operations and development are subject to all of the risks inherent in the growth of an early stage company, including a limited operating history. We may not succeed given the technological, marketing, strategic and competitive challenges we face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems, delays and inherent risks frequently encountered in connection with the growth of a new business, the continuing development of new technology and the competitive environment in which we operate. Such risks include acceptance by users in an evolving and unpredictable business environment, the lack of a well developed brand identity and the difficulty of bringing our product to market on a timely basis.

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

Our past operating results may not be accurate indicators of our future performance. Our operating results have been subject to significant fluctuations in the past, and we expect this to continue in the future. The factors that may contribute to these fluctuations include:

•	We are in an early stage of development and have a limited operating history, which makes evaluation of our business more difficult and increases the likelihood that we will not be successful;
•	our revenue is highly dependent on the travel and transportation industries, and particularly on airlines, and a prolonged decrease in travel booking volumes would reduce our revenue;
•	we face competition from established as well as other emerging travel distribution channels, which could divert customers to our competitors and significantly reduce our revenue and profitability;
•	some travel sellers are seeking alternative distribution models, and alternative models of travel distribution are emerging, which could reduce interest in our travel products;
•	cancellation of our non-exclusive agreements with travel sellers could limit our access to travel products and our ability to develop our distribution channel;
•	consolidation in the travel industry and increased competition for travel agency subscribers may result in increased expenses, lost bookings and reduced ability to develop a distribution channel;
•
our success depends on maintaining the integrity of, and upgrading the quality of, our systems and infrastructure. If we are unable to do so, we will be unable to retain our travel agent customers or attract travel products;

•	doing business internationally poses special risks, which could increase our costs and require us to allocate significant management resources to address;
•	the People's Republic of China's Economic Policies could affect our Business;
•	we may face obstacles from the communist system in the People's Republic of China;
•	we may have difficulty establishing adequate management, legal and financial controls in the People's Republic of China and Southeast Asia;
•	because our common stock may be classified as “penny stock,” trading may be limited, and the share price could decline;

•	our directors, executive officers and affiliates will continue to exert significant control over our future direction, which could reduce the sale value or our Company;
•	investors should not anticipate receiving cash dividends on our common stock; and
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

Our anticipated revenue is highly dependent on the travel and transportation industries, and particularly on airlines, and a prolonged decrease in travel booking volumes would reduce our revenue.

Most of our anticipated revenue is anticipated to be derived from airlines, hotel operators, car rental companies, cruise operators and other suppliers in the travel and transportation industries. Our anticipated revenue will increase and decrease with the level of travel and transportation activity and is therefore highly subject to declines in or disruptions to travel and transportation due to factors entirely out of our control. Factors that may adversely affect travel and transportation activity include:

•	Economic downturns and recessions;

•	Global security issues, political instability, acts of terrorism, hostilities and war;

•	Increased airport security that could reduce the convenience of air travel;

•	Inclement weather, such as the recent tsunami which devastated parts of Southeast Asia;

•	Increased occurrence of travel-related accidents;

•	Travelers' concerns about exposure to contagious diseases such as SARS and avian bird flu;

•	Economic and political issues in the Middle East, Asia, Latin America and elsewhere; and

•	The financial condition of travel sellers.

The possibility of further terrorist attacks, hostilities and war, stringent security measures at airports, and the financial instability of many of the air carriers may continue to adversely affect the travel industry. Airlines may reduce the number of their flights, making fewer offerings available to us. We expect to depend on a relatively small number of airlines for a significant portion of our anticipated revenue. Several major airlines are experiencing liquidity problems, some have sought bankruptcy protection and still others may consider bankruptcy relief. Travelers' perceptions of passenger security or airlines' financial stability may have an adverse effect on demand. The financial instability of airlines or a prolonged substantial decrease in travel booking volumes could have an adverse impact on our anticipated revenue, financial performance in general, operations and liquidity and capital resources.

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

We do most of our business internationally which requires management attention and special resources. Nevertheless, we face a number of risks associated with our international operations, including the following:

•	Challenges caused by distance, language and cultural differences;

•	Longer customer payment cycles in some countries;

•	Increased credit risk and higher levels of payment fraud;

•	Legal and regulatory restrictions;

•	Foreign exchange controls that might prevent us from repatriating cash earned in other countries;

•	Political and economic instability and export restrictions; and

•	Potentially adverse tax consequences

The People's Republic of China's Economic Policies could affect our Business.

While the People's Republic of China's economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the People's Republic of China, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

The economy of the People's Republic of China has been changing from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in the People's Republic of China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the People's Republic of China's economic growth through the allocation of resources, the control of payment of foreign currency- denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

We may face obstacles from the communist system in the People's Republic of China.

Foreign companies conducting operations in the People's Republic of China face significant political, economic and legal risks. The Communist regime in the People's Republic of China, including a cumbersome bureaucracy, may hinder Western investment.

We may have difficulty establishing adequate management, legal and financial controls in the People's Republic of China and Southeast Asia.

The People's Republic of China and Southeast Asia historically have not adopted a Western style of management and financial reporting concepts and practices, modern banking, computer or other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the People's Republic of China and Southeast Asia. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Our CEO, Mr. Gregory Lykiardopoulos has been conducting business in Southeast Asia and China since the 1970s, and has traveled extensively throughout Asia. In addition, we have  hired qualified personnel in the United States with professional and work experience in China and Southeast Asia that will oversee the operations in these countries.

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

Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents including:

•	A standardized risk disclosure document identifying the risks inherent in investment in penny stocks;

•	All compensation received by the broker-dealer in connection with the transaction;

•	Current quotation prices and other relevant market data; and

•	Monthly account statements reflecting the fair market value of the securities

These rules also require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Other than our Chief Financial Officer, the rest of our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002.  Such responsibilities include complying with Federal securities laws and making required disclosures on a timely basis.  Our senior management may not be able to implement and affect programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on the board of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC. Further, certain of these recent and proposed changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business could be adversely affected.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, would then incur additional expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls over financial reporting.  We have not evaluated our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC.  We have never performed the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, which will initially apply to us as of January 1, 2007.  Our lack of familiarity with Section 404 may unduly divert management’s time and resources in executing the business plan.  If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

If we are unable to obtain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage. Our ability to effectively recruit and retain qualified officers and directors could also be adversely affected if we experience difficulty in obtaining adequate directors’ and officers’ liability insurance.

Although we currently have property insurance, and liability insurance, we may not be able to obtain all insurance policies that would adequately insure our business and property against damage, loss or claims by third parties from adverse judgments against us. To the extent our business or property suffers any damages, losses or claims by third parties, which are not covered or adequately covered by insurance, our financial condition may be materially adversely affected.   We may be unable to maintain sufficient insurance as a public company to cover liability claims made against our officers and directors. If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage the Company.

Limitations on director and officer liability and indemnification of our officers and directors by us may discourage stockholders from bringing suit against a director.

Our articles of incorporation and bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director. In addition, our articles of incorporation and bylaws may provide for mandatory indemnification of directors and officers to the fullest extent permitted by governing state law.

MARKET RISKS

Our common stock may be thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Prior to and since the Share Exchange, our common shares have had little and no trading volume on the OTC Bulletin Board.  Through this Share Exchange, Triton essentially became public without the typical initial public offering procedures which usually include a large selling group of broker-dealers who may provide market support after going public.  Thus, we will be required to undertake efforts to develop market recognition for us and support for our shares of common stock in the public market.  The price and volume for our common stock sufficient for public companies cannot be assured.  The number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent.  This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days, weeks, months, or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give an investor any assurance that a broader or more active public trading market for our common stock will develop or be sustained.  While we are trading on the OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded.

The market price for our common stock may be particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of revenue which could lead to wide fluctuations in our share price.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price could continue to be more volatile than a seasoned issuer for the indefinite future.  The potential volatility in our share price is attributable to a number of factors.  First, as noted above, our shares of common stock may be sporadically and thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our shares of common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  Second, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products.  As a consequence of this enhanced risk, more risk averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.  Many of these factors will be beyond our control and may decrease the market price of our common shares, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time.

In addition, the market price of our common stock could be subject to wide fluctuations in response to:

•	quarterly variations in our operating expenses;
•	announcements of new products or services by us;
•	fluctuations in interest rates;
•	significant sales of our common stock, including “short” sales;
•	the operating and stock price performance of other companies that investors may deem comparable to us; and
•	news reports relating to trends in our markets or general economic conditions.

The stock market in general, and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies.  These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Any substantial sale of our Common Stock pursuant to Rule 144 may have a material adverse effect on the market price of our Common Stock.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.  We have never paid dividends in the past.  Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law.  Accordingly, investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize their investment.

Our operating results may fluctuate significantly, and these fluctuations may cause our common stock price to fall.

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter.  You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance.  Factors that may affect our quarterly results include:

•	market acceptance of our products and technologies and those of our competitors;
•	speed of commercialization of our early stage, state-of-the-art designs and developments;
•	our ability to attract and retain key personnel; and
•	our ability to manage our anticipated growth and expansion.

Future sales of our equity securities could put downward selling pressure on our securities, and adversely affect the stock price.  There is a risk that this downward pressure may make it impossible for an investor to sell his securities at any reasonable price, if at all.

Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our securities, and adversely affect the market price of our common stock.

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

ITEM 2 – DESCRIPTION OF PROPERTY

We lease approximately 9,000 square feet of office space in Sausalito, California for our corporate offices under a five-year lease terminating in May 2010 at a cost of approximately $25,000 per month.

We lease approximately 3,100 square feet of office space in Beijing, China for a sales office terminating in August 2008 at a cost of approximately $6,800 per month.

ITEM 3 – LEGAL PROCEEDINGS

On August 10, 2007 Terry Byers, Arthur Griggs, & Jeff Wheaton filed suit against the Company; GRSNetwork Inc., a California Corporation; Internet Travel Technologies, Inc, a California Corporation; and Gregory Lykiardopoulos, our CEO in Marin County California (Case No.  CV072075). The suit alleges causes of action for back wages, breach of contract and age discrimination. The Company denies the plaintiff’s claims and intends to vigorously defend against them if such complaint is properly served on the Company. The broker was made whole and signed a separation and release agreement.

On or around November 1, 2007, a complaint was filed in Marin County Superior Court, Case No. CV07-5186, by Grace Terry, Georgia Schley, and Serena McCallum (“Plaintiffs”) against Gregory Lykiardopolous (“Lykiardopolous”), Internet Travel Technologies, Inc. (“ITT”), the Company, as well as numerous other entities and individuals (collectively, the “Defendants”).  The Plaintiffs allege that they made loans, collectively, in an amount of less than $200,000 to GRS Networks, Inc. (“GRS”) or possibly others in 2004 or 2005.  They allege that oral agreements were created enabling them to convert the funds they claim they loaned to GRS to equity or shares in ITT or TDS.  The Plaintiffs are all relatives of Walter Terry (allegedly his mother, sister, and domestic partner), who Plaintiffs allege acted as a “dual agent” representing them and the Defendants in connection with the purported loans. Based on these facts, the Plaintiffs assert causes of action for (1) breach of oral contract, (2) breach of the implied covenant of good faith and fair dealing, (3) intentional interference with contract, (4) intentional interference with prospective economic advantage, (5) breach of fiduciary duty, (6) fraud, and (7) violation of Corporations Code § 25401.

Defendants deny the existence of any such purported oral agreements, or that Terry was authorized to act as the Company’s agent in such capacity.  It is the Company’s contention that all the Plaintiffs’ alleged claims are barred and were released under a settlement agreement and general releases entered into with Walter Terry in 2005.  Accordingly, the Defendants, including TDS, deny any liability to Plaintiffs and intend to vigorously defend in the case.  A demurrer and motion to strike the complaint filed on behalf of certain of the Defendants is currently pending, and the Court has ordered the parties to mediation, to be completed by June 30, 2008.

Additionally, three former employees have filed complaints with the California Department of Fair Employment and Housing alleging wrongful termination.  We believe none of the complaints have merit and the Company intends to vigorously defend itself against the complaints.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters exist.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was quoted on the NASD's Bulletin Board under the trading symbol “PTRA” from July 14, 2006 until August 18, 2006, when the common stock commenced quotation under the symbol “TTDS.” The high and low closing prices of our common stock from July 14, 2006 to December 31, 2007 were $8.50 and $0.43, respectively. These closing prices do not reflect retail mark-up, markdown or commissions.

	Bid Price
Period	High	Low
2007:
First Quarter (1)	$4.00	$1.41
Second Quarter (2)	$3.54	$0.75
Third Quarter (3)	$2.00	$0.85
Fourth Quarter (4)	$1.06	$0.43
2006:
Fourth Quarter (5)	$6.50	$3.75
Third Quarter (6)	$8.50	$3.05

(1              From January 1, 2007 to March 30, 2007

(2              From April 2, 2007 to June 29, 2007

(3              From July 2, 2007 to September 28, 2007

(4              From October 1, 2007 to December 31, 2007

(5              From October 1, 2006 to December 31, 2006

(6              From July 14, 2006 to September 30, 2006

As of December 31, 2007, we had approximately 354 stockholders of record.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Critical Accounting Policy and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Since these estimates are inherently uncertain, actual results may materially differ.

The following is a discussion of our accounting policies that are both most important to the portrayal of our financial condition and results, and that require management’s most difficult, subjective, or complex judgments.

Intangible Assets

The determination of the fair value of certain acquired intangible assets is subjective in nature and often involves the use of significant estimates and assumptions.  Further, estimating the useful lives of these assets requires the exercise of judgment due to the rapidly changing technology environment.  Historically, we have estimated the fair value of our intangible assets based on the purchase price.

 In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we evaluate our intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from our estimated future cash flows. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired and it is written down to the undiscounted cash flow value.  We have determined, at the acquisition date, the useful life of our currently held intellectual property was 10 years.  We amortize intellectual property using the straight-line method.

As of December 31, 2007 we have no internally developed intangible assets.

Stock Based Compensation

We estimate the fair value of stock option awards to employees using a Black-Scholes pricing model on the grant date in accordance with SFAS No. 123(R) Share Based Payment.  The pricing model requires us to make assumptions related to the expected term of the options, which generally differs from the contractual term; expected volatility of our stock price, accounting for known significant events which may have a material impact on the market value of our stock; the risk free interest rate on the grant date for instruments with maturities commensurate with the expected term of the options; and the dividend yield.

Due to the limited history of our company, for all options granted in 2006 we have estimated that the expected term of the employee options to be three years.   We currently do not have a trading history that allows us to reasonably estimate the expected volatility of our common stock, therefore the expected volatility of our stock was based on the historical volatility of public companies with similar characteristics.  These characteristics include    industry, stage of life cycle, size, financial leverage, and other factors.  We periodically review and adjust these assumptions in determining the fair value of future option grants.

Results of Operations

We have not generated any revenue since our inception on January 10, 2006.  We have made significant progress in the development of our technology and have entered into a series of distribution agreements throughout 2007.  Based on these agreements and improvements we have made to our technology our objective is to emerge from the development stage during fiscal year 2008.

During the twelve months ended December 31, 2007 we experienced an increase in our operating expenses of approximately 63% from the year ended December 31, 2006.  In general, the increase in operating expenses resulted from our continuing efforts to make our products commercially viable; expansion into markets in Southeast Asia and China; promotion of our Company and business plan; and costs associated with remaining in compliance with SEC and other regulations and filing of registration statements.  We are closely monitoring our operating expenses and have reduced our operations to conserve cash until we become operational later in fiscal year 2008.

Increases in payroll and related benefits of approximately $3.3 million from the prior year accounted for most of the increase in operating expenses.  The increases resulted from the addition of 30 plus employees throughout 2007 in anticipation of the significant market distribution of our products and related services.  Additionally, we incurred non-recurring, non-cash compensation expense of approximately $2.4 million related to the hiring and retention of key employees and officers.  Near, and subsequent to, the end of 2007 we terminated several of the employees hired in 2007 in order to manage our expenses.  We expect future increases in these expenses commensurate with the execution of our business plan and corresponding growth.

Our increased public relations efforts, along with legal and accounting fees, made up an additional 27% of the overall increase in operating expenses for the year ended December 31, 2007.  For the year ended December 31, 2007 we paid three investor relations firms approximately $2.3 million primarily through the issuance of stock in the Company.  Additionally, the costs associated with filing a registration statement, quarterly financial statements, and subsequent amendments to each contributed to our increased professional fees.  At December 31, 2007 we had prepaid consulting fees of approximately $1.5 million.  We expect the continuing amortization of these prepaids to materially contribute to professional fees recognized in 2008 partially offset by our expected reduction in legal and accounting fees.

Decrease in other general and administrative expenses, mainly reduction in marketing and advertising, accounted for the remaining increase in total operating expenses.  The increase was primarily made up of higher rent expense due to the incorporation of our Chinese subsidiary; insurance increases; and improvements in our data communications capabilities.  These expenses are expected to fluctuate with overall activity level of the Company and its foreign based subsidiaries.

On June 28, 2007 we converted our Line of Credit into a $3,000,000 Convertible Senior Note Agreement (Loan) between the Company, JMW, San Gabriel Fund LLC, Underwood Family Partners LTD., and Battersea Capital Inc (Lenders).  The Loan began accruing interest at 1% per month on July 1, 2007 and matures on July 1, 2008, it may be prepaid without penalty.    The Lenders, at their sole discretion, may convert the outstanding principal balance into shares of common stock at an exercise price of $3.00 per share including a cashless exercise option.  The accrued interest, at the time of conversion, may be paid in either cash or shares of common stock at the Company’s discretion.

Pursuant to the terms of the Convertible Note, we agreed to a commitment fee via the issuance of warrants exercisable for an aggregate of 2,000,000 shares of our common stock at an exercise price of $3.00 per share for five years, including a cashless exercise option.  We agreed to register the shares underlying the warrants no later than December 31, 2007.  Additionally, we agreed to “piggyback” register the shares underlying the warrants in any future registration prior to the expiration date, if any.  Finally, the warrants contain certain adjustment provisions related to issuing equity instruments at prices lower than the current exercise price. We did not file a registration for the warrants by December 31, 2007, we have been in discussions with the investors and have informed them that we plan to delay the registration of the warrants until we have finalized terms of a future financing event. To ddate they have been cooperating with us regarding the default conditions of their notes.

At December 31, 2007 the entire $3,000,000 of the Loan was outstanding.  We recorded $2,884,381 as discount on loan to account for value of the warrants.  We have reviewed the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and has determined that the warrants do not qualify for derivative accounting and accounted for the warrants under APB No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  The discount is being amortized over the life of the loan to interest expense. For the year ended December 31, 2007 we amortized $1,411,348 of the discount to loan interest expense.

We recognized an immaterial loss on foreign currency adjustments in 2007 related to our Chinese subsidiary. As our activity increases in China to the extent that we do not receive income in the form of Chinese RMB these losses could become material in the future.

Liquidity and Capital Resources

We have not generated any revenue from our operations since our inception on January 10, 2006.  As a result, our primary source of liquidity is through debt and equity financing arrangements with independent third party investors, as well as related parties.  Further, we have been successful at entering into agreements with several of our service providers to accept shares of our common stock in consideration for services received.

Debt issuances throughout the year ended December 31, 2007, all of which are short-term, has resulted in a working capital deficit of approximately $1.4 million at December 31, 2007.  As of December 31, 2007 we had approximately $4.2 million in loans that mature on or prior to July 1, 2008.  Of this amount, $3 million, plus accrued interest, may be converted to shares of Company common stock any time prior to its maturity on July 1, 2008 at the sole discretion of the loan holder. The remaining balances of our notes as of December 31, 2007 do not contain any conversion options. See Note 5 of our consolidated financial statements for a complete description of the terms of our loans payable at December 31, 2007.

For the year ended December 31, 2007 we received $162,026 from issuances of our common stock.  Throughout the year we issued an aggregate 2,986,353 shares of our common stock for compensation to both employees and non-employees.  We recognized approximately $1.8 million in stock based compensation for the shares issued to our employees.  The value of the amount issued to third party service providers was approximately $2.9 million of which $1.5 million will be recognized over the remaining lives of the corresponding service contracts. See Note 6 of our consolidated financial statements for a complete description of our stock issuances during the year ended December 31, 2007.

Our current and historic liquidity concerns have resulted in our focus being near term based.  Our efforts are concentrated on developing revenue generating activities in geographical areas that appear most likely for success.  Initially, these areas appear to be Southeast Asia, China, and Europe.

Our current forecasts are that our 2008 operations will be insufficient to meet our current debt obligations, or our other working capital needs.  As a result, in early 2008, we entered into additional short term loan arrangements to meet our on-going working capital needs.  We are actively pursuing longer term debt financing arrangements on terms that are more favorable to the Company.  In addition to seeking the above debt financing, we are contemplating raising additional capital through equity issuances in 2008.  Any additional equity issuances will be dependent upon market conditions, achievement of certain milestones in our technology development, and identification of specific needs.

In the event we are unsuccessful in our capital raising efforts or generating revenue from our operations we will not continue as a going concern.

Related Parties

During  the fiscal years ending December 31, 2006 and December 2007, we borrowed money from shareholders and officers to meet operating cash flow, wee Note 9 of the financial statements.

 Plan of Operation

At December 31, 2007 our cash resources were insufficient to fund the Company’s current and expected operations.  Throughout the fourth quarter of 2007 and the first quarter of 2008 our concentration was centered on obtaining the necessary funding to meet our current obligations and expected additional 2008 needs.  In early 2008 we obtained additional short-term debt financing of approximately $1.1 million to meet our obligations and working capital needs through the first half of 2008.  Additionally, we have focused on reducing and reallocating our expenses to activities that are essential to distributing our products and services to our target markets.  To that end, we have reduced our workforce from 45 to 37; limited travel and related expenses; and entered into equity payment arrangements with several of our service providers.

As noted in our Part I, Item 1 – Description of Business, our initial emphasis was on Southeast Asia and China.  Our current plans consist of continued focus in China and Europe.  The lack of decentralization of the travel industry in these geographic areas remains attractive for the implementation and use of our electronic distribution system of travel inventory from airlines, travel agencies, cruise operators, and other travel related service providers.  Additionally, we are concentrating our efforts on the business to business (B2B) market which appears to be relatively “un-tapped” by our significant competitors.  Current estimates indicate 80% of global airline tickets and 70% of all travel is booked by service providers in our target markets.  Travel and Tourism Forecast World, as of May 2006, estimated the global travel distribution market at over $10 billion.

We believe our internet-based distribution platform and low-fee structure provides us certain advantages in penetrating our target markets since our main competitors’ distribution systems generally operate on high-cost, legacy mainframe technology platforms.  This appears to be particularly true in less technologically advanced countries such as China.

We are building on our already strong Chinese infrastructure.  Our Red Dragon Express ™ is the only comprehensive travel solution where any agent can create a local Chinese itinerary, including international and domestic segments; construct passenger records; and clear payments, all on a seamless and low cost basis.  We also enjoy an association with the China International Travel Service (CITS), an important Chinese government supported entity and China’s largest and most influential tourist enterprise group.  CITS has a network of more than 1,400 agents and tour companies nationwide and has hosted more than 10 million international visitors to China.

In early 2008, our management team identified significant needs to accelerate our market penetration in China, and improve our overall market capitalization.  Congruent with these needs, we are discussing with a Chinese company to acquire a Chinese online travel distributor (Target) for approximately $10 million.  Due diligence related to this acquisition is expected to be completed in July 2008 and we intend to close the transaction shortly thereafter.  The Target currently has 180,000 registered users, a 100-seat call center, and 22 agent partners.  The acquisition will include both business to consumer and business to business platforms which currently generate revenue.

We have entered into a non-binding letter of intent to acquire a 51% ownership stake in a European Company that serves as the general sales agent for the German Railway System and has a network of over 25,000 travel agents in Germany, Switzerland, Austria, Russia, and Poland.  The approximate cost of this acquisition would be $5.0 million.

We expect to continue to devote funding and personnel to research and product development as well as to the enhancement of existing product lines and the fulfillment of foreign joint ventures.  We plan to develop new “add-ons” and extension modules in response to client needs and requests.  Included in the our development pipeline are booking systems for private corporate executive jets and regional air flights, air cargo carriers, railroad travel, ferries, private clubs and bed and breakfast establishments.

Our plans, including the above potential acquisitions, are dependent upon our ability to obtain financing on terms that are not further detrimental to the Company.  If we are unable to obtain financing in early 2008 we will likely become insolvent by the end of 2008.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7 -Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Triton Distribution Systems, Inc.
Sausalito, California

We have audited the accompanying consolidated balance sheets of Triton Distribution Systems, Inc. (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2007 and for the period from inception (January 10, 2006) to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triton Distribution Systems, Inc. (a development stage company) as of December 31, 2007 and 2006, and the consolidated results of its operations and cash flows for each of the years in the two-year period ended December 31, 2007 and from inception (January 10, 2006) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Moore Stephens Wurth Frazer and Torbet, LLP
Walnut, California
April 16, 2008

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Balance Sheets
As of December 31, 2007 & 2006

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,382	$1,944,287
Other current assets	143,823	121,945
Prepaid consulting	1,457,440	723,600
TOTAL CURRENT ASSETS	1,609,645	2,789,832

FURNITURE AND EQUIPMENT, NET	364,203	350,509
WEBSITE DEVELOPMENT COSTS, NET	7,388	13,954
INTELLECTUAL PROPERTY, NET	190,820	214,672

TOTAL ASSETS	$2,172,056	$3,368,967

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Deferred Income	$1,470	$-
Accounts Payable Accounts payable	653,321	242,579
Accrued expenses	21,577	4,514
Accrued payroll	170,689	19,269
Accrued lease liability	20,978	10,982
Loans payable - related parties	2,465,967	-
Loans payable	250,000	-
TOTAL CURRENT LIABILITIES	3,584,002	277,344

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; no par value; 2,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock; no par value; 100,000,000 shares
authorized; 47,999,566 and 45,013,213 shares issued and outstanding as of December 31, 2007 and 2006, respectively	13,686,896	9,503,723
Additional paid-in capital	3,991,117	139,979
Deficit accumulated during the development stage	(19,077,247)	(6,552,079)
Accumulated balance of other comprehensive income	(12,712)	-
TOTAL STOCKHOLDERS' EQUITY	$(1,411,946)	$3,091,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,172,056	$3,368,967

See Report of Independent Registered Accounting Firm.
The accompanying notes are an integral part of these financial statements.

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
For The Year Ended December 31, 2007 and
For the Period from Inception (January 10, 2006) to December 31, 2006 and 2007

	12 Months	(January 10, 2006)	(January 10,
	Ended	to	2006) to
	December 31,	December 31,	December 31,
	2007	2006	2007

NET SALES	$-	$-	$-

COST OF SALES	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES:
Payroll and related benefits	6,186,165	2,844,965	9,031,130
Professional fees	2,769,580	1,674,635	4,444,215
Marketing and advertising	255,558	302,224	557,782
Other general and administrative expenses	1,461,319	1,741,801	3,203,120

TOTAL OPERATING EXPENSES	10,672,622	6,563,625	17,236,247

LOSS FROM OPERATIONS	(10,672,622)	(6,563,625)	(17,236,247)

OTHER INCOME (EXPENSE)
Interest income	25,326	42,461	67,787
Interest expense	(1,689,372)	(30,915)	(1,720,287)
Finance expense	(188,500)	-	(188,500)

TOTAL OTHER INCOME (EXPENSE)	(1,852,546)	11,546	(1,841,000)

LOSS BEFORE PROVISION FOR INCOME TAXES	(12,525,168)	(6,552,079)	(19,077,247)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	(12,525,168)	(6,552,079)	(19,077,247)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustment	(12,712)	-	(12,712)

COMPREHENSIVE LOSS	$(12,537,880)	$(6,552,079)	$(19,089,959)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.27)	$(0.17)	$(0.44)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	46,369,780	39,531,230	43,157,911

See Report of Independent Registered Accounting Firm.
The accompanying notes are an integral part of these financial statements.

Triton Distribution Systems, Inc. (a Development Stage Company)
Consolidated Statement of Stockholders' Equity
 For the Period from Inception (January 10, 2006) to December 31, 2007

				Accumulated
				During the	Accumulated
			Additional	Development	other	Total
	Common Stock		Paid-in	Stage	comprehensive	Shareholders
	Shares	Amount	Capital	Restated	income	Equity (Deficit)
Balance at inception (January 10, 2006)	-	$-	$-	$-	$-	-
Issuance of common stock for cash and contribution of intellectual property in January 2006	35,821,198	338,625				338,625
Issuance of common stock in private placement for cash, net of $822,902 in commissions and expenses in July 2006	7,148,710	4,924,598				4,924,598
Issuance of common stock to placement agent for fees	598,029					-
Cancellation of investor shares in July 2006	(6,218,958)					-
Issuance of common stock in connection with transaction with Petramerica Oil, Inc. in July 2006	2,087,910					-
Repurchase of shares from Petramerica Oil, Inc. stockholders in July 2006	(400,000)	(400,000)				(400,000)
Issuance of shares to investor relation firms for services in 2006	2,238,824	1,800,000				1,800,000
Issuance of common stock in private placement for cash, net of $149,500 in commissions in September 2006	3,737,500	2,840,500				2,840,500
Fair value of employee stock compensation			139,979			139,979
Net loss				(6,552,079)		(6,552,079)
Balance at December 31, 2006	45,013,213	9,503,723	139,979	(6,552,079)	-	3,091,623

Issuance of shares to investor relations firm for services	1,100,000	2,271,156				2,271,156
Fair value of employee stock compensation	860,147	1,607,047				1,607,047
Cancellations of stock compensation	(260,147)	(554,113)				(554,113)
Fair value of employee stock options			897,663			897,663
Exercise of Employee Stock Options	99,478	79,582				79,582
Exercise of Warrants	186,875	149,501				149,501
Issuance of Warrant for Short Term Loan			2,884,381			2,884,381
Issuance of shares to consultants	1,000,000	630,000				630,000
Share contribution by CEO			188,500			188,500
Cancellations and terminations of Employee Stock Options			(119,406)			(119,406)
Net loss				(12,525,168)		(12,525,168)
Foreign currency translation gain (loss)					(12,712)	(12,712)
Balance at December 31, 2007	47,999,566	$13,686,896	$3,991,117	$(19,077,247)	$(12,712)	$(1,411,946)

See Report of Independent Registered Accounting Firm.
The accompanying notes are an integral part of these financial statements.

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Statement of Cash Flows
For the year ended December 31, 2007 and
for the period from inception (January 10, 2006) to December 31, 2006 and 2007

	For the Twelve	Inception (January 10,	Inception (January 10,
	Months Ended	2006) to	2006) to
	December 31, 2007	December 31, 2006	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,525,168)	$(6,552,079)	$(19,077,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on note	(1,498,034)	-	(1,498,034)
Depreciation and amortization expense	152,289	73,018	225,307
Amortization of prepaid consulting	4,525,026	1,076,400	5,601,426
Stock compensation for consultants	630,000	-	630,000
Non cash finance expense	188,500	-	188,500
Fair value of employee stock options & comp expense	1,794,917	139,979	1,934,896
Changes in assets and liabilities			-
Prepaid insurance	32,778	(64,106)	(31,328)
Other current assets	(54,656)	(57,838)	(112,494)
Deferred income	1,470	-	1,470
Accounts payable	410,488	242,579	653,067
Accrued expenses	168,483	23,783	192,266
Accrued payroll	9,995	10,983	20,978
Net cash used in operating activities	(6,163,912)	(5,107,281)	(11,271,193)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(148,019)	(393,930)	(541,949)
Payment for web development costs	-	(19,700)	(19,700)
Net cash used in investing activities	(148,019)	(413,630)	(561,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	162,026	8,837,600	8,999,626
Payment of offering costs	-	(972,402)	(972,402)
Repurchase of shares of common stock	-	(400,000)	(400,000)
Proceeds from issuance of notes payable	250,000	-	250,000
Proceeds from notes payable - related parties	3,964,000	1,981,867	3,964,000
Repayment on notes payable - related party	-	(1,981,867)	(1,981,867)
Net cash provided by financing activities	4,376,026	7,465,198	11,841,224

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-
NET DECREASE IN CASH AND
CASH EQUIVALENTS	(1,935,905)	1,944,287	8,382

Beginning of year	1,944,287	-	-
CASH AND CASH EQUIVALENTS,
End of year	$8,382	$1,944,287	$8,382

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$80,333	$30,915	$111,248
Income taxes paid	$-	$-	$-
Contribution of intellectual property for common stock	$-	$238,525	$238,525
Issuance of 1,100,000 and 2,836,853shares of common stock for consulting services, respectively	$2,901,156	$2,278,423	$5,179,579
Issuance of 600,000 shares of common stock for compensation	$1,052,934	$-	$-
Cashless exercise of options	$30,782	$-	$-
Share contribution by CEO	$188,499	$-	$-

See Report of Independent Registered Accounting Firm.
The accompanying notes are an integral part of these financial statements.

Triton Distribution Systems, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
Note 1 - Organization and significant accounting policies

Organization and line of business

Triton Distribution Systems, Inc. (“TDS”) was incorporated in the State of Nevada on January 10, 2006. On July 10, 2006, TDS entered into an exchange agreement with Petramerica Oil, Inc. (“Petra”), a publicly traded company.  Subsequent to the exchange agreement, the acquisition was accounted for as a reverse acquisition of Petra by TDS resulting in a recapitalization of TDS for accounting purposes, the Company changed its name to Triton Distribution Systems, Inc.

The Company is a commercially established, “next generation” web-based travel services distribution business.  The Company has developed a proprietary technology platform that provides considerable pricing advantages, better distribution methods and superior travel product offerings compared to established competitors.  The travel marketplace is a global arena in which millions of “buyers” (travel agents and consumers) and “sellers” (hotels, airlines, car rental agencies, cruise ship lines, tour operators and entertainment companies) intersect.

Our core competency is the electronic distribution of travel inventory from airlines, car rental companies, hotels, tour and cruise operators, and other travel sellers to travel agencies and their clients.

The Company is currently a development stage company under the as defined by  Statement of Financial Accounting Standards ("SFAS") No. 7 Accounting and Reporting by Development Stage Enterprises as it has not generated revenues since its inception.  The accompanying financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”)

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Triton Distribution Systems, Inc. (formerly Petramerica Oil, Inc.), a Colorado corporation and its wholly owned subsidiaries; Triton Distribution Systems Philippines, Inc. (“Triton Philippines”), a Philippine  Corporation; and Triton Distribution Systems Beijing (“Triton Beijing”), a Chinese Corporation. All inter-company accounts and transactions have been eliminated in consolidation. Triton Distribution Systems Philippines Inc. was formed in May 2006 with an office in Manila, Philippines.  In August 2007, as a consequence of these internal issues with Philippine Airlines, we ceased our operations in the Philippines until these issues are resolved.  In September 2007 we dissolved our Philippine subsidiary. Triton Distribution Systems (Beijing) was formed in November 2006. Since November 2006 operations have been primarily involved sales and marketing activities.

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

In September of 2006 the Company opened another office in Beijing, China. The subsidiary in China, Triton Distribution Systems (Beijing) (“Triton Beijing”) was formed November of 2006 as a Wholly Foreign Owned Enterprise under the laws and regulations of the government of the People’s Republic of China.  The Company is required to make a total investment in Triton Beijing of $250,000 U.S. Dollars (USD).  The registered capital of Triton Beijing is to be $175,000 USD of which 15% of this amount was required to be contributed within 90 days of formation.  The Company has complied with this requirement by making the initial funding in January of 2007. On February 08, 2007 the Company transferred $26,250 USD as the initial deposit. The remaining amount ($148,750) must be contributed within 2 years of the issuance of the business license.  The business license was issued on April 26, 2007.  Triton Beijing’s business license has a term of 20 years that is renewable upon appropriate approval.

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

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents.  From time to time we exceed the FDIC $100,000 insurance limit. The deposits made in foreign banks are not insured which amounted to $584 and $0 as of December 31, 2007 and 2006 The Company has not experienced any losses, nor do we anticipate incurring any losses related to this credit risk.  The Company has $2,860 and $1,878,554 that exceed insurance limits as of December 31, 2007 and 2006, respectively.

 Furniture and equipment

Furniture and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 3-7 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

The estimated service lives of furniture and equipment are as follows:

Computer equipment	5 years
Software	5 years
Office equipment	5 years
Furniture and fixtures	7 years
Tenant improvements	3-7 years

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

Intangible assets

The Company’s intangible asset was acquired and is carried at its purchase price, net of accumulated amortization, which approximates fair value. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluates its intangible assets for impairment, on a periodic basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and is written down to its appropriate fair value on the date of impairment.  Amortization is computed using the straight-line method over the estimated useful life of the intellectual property of ten years.

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

Leases

The Company accounts for its leases under the provisions of SFAS No. 13,   Accounting for Leases, and subsequent amendments, which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes.  The Company’s office leases are treated as current operating expenses.  The office leases contain certain rent escalation clauses over the life of the leases.  The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line method over the term of the lease.  The difference between rent expense recorded and the amount paid is credited or charged to “accrued lease liability” on the accompanying consolidated balance sheet.

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

Stock based compensation

  The Company accounts for stock option grants in accordance with SFAS No. 123(R), Share-Based Payment. The Company records the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using a Black-Scholes option-pricing model. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award, if any, over the fair value of the original award.

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). The Interpretation gives guidance related to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.

Comprehensive Income

The Company reports comprehensive income / (loss) and its components in accordance with SFAS No. 130, Reporting Comprehensive Income. The Company’s comprehensive income / (loss) is comprised of net income / (loss) and foreign currency translation adjustments.

Loss per share

The Company reports loss per share in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding.. Diluted loss per share is computed by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. The Company excludes equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is anti-dilutive to earnings per share. For the periods presented, all equity instruments are considered ant-dilutive.

Recently issued accounting pronouncements

  In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is an interpretation of SFAS No. 109. FIN 48 prescribes a recognition threshold and a measurement standard for recognition and measurement in the financial statements of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We adopted FIN 48 on January 1, 2007, which as not had a material effect on our operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008. The adoption of this standard is not expected to have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), providing companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similartypes of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of its choice to use fair value on its earnings. Italso requires companies to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective on January 1, 2008. We are currently evaluating the impact of the adoption of this statement on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS No. 141(R) will become effective for our fiscal year beginning January 1, 2009. We are currently evaluating the effect the adoption of SFAS No. 141(R) on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the year ending December 31, 2009, and the interim periods within that fiscal year. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial statements.

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

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has not generated revenues, has incurred significant operating losses of to date and has a negative cash flow from operations, which raises substantial doubt about its ability to continue as a going concern.

Management has been historically successful at raising capital to fund the Company’s short-term obligations and operating needs.  The Company’s plan to continue as going concern, for at least the next twelve months, includes: raising capital through a long-term debt financing arrangement; further equity issuances; small, targeted acquisitions in China and Europe to provide an immediate revenue stream; and an overall reduction in operating expenses by cutting employees and limiting travel and related expenses.  While the Company believes its plans ultimately will resolve the going concern issue, there is no assurance that the intended results will occur.

In the event the Company is unsuccessful in its plans to finance operations through the above means it could be forced to significantly reduce its level of operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 3 - Furniture and equipment

The cost of furniture and equipment consisted of the following:

	December 31,	December 31,
	2007	2006

Computer equipment	$162,360	$96,063
Software	67,182	53,752
Office equipment	94,294	81,667
Furniture and fixtures	74,925	74,134
Tenant improvements	137,299	88,313
	536,060	393,929
Less accumulated depreciation	(171,857)	(43,420)
	$364,203	$350,509

Depreciation expense for the years ended 2007 and 2006 was $128,437 and $43,420, respectively and for the period from inception January 10, 2006 to December 31, 2007 amounted to $171,857.

Note 4 – Intangible Assets

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

Amortization expense was $23,852 and $23,853 for the years ended December 31, 2007 and 2006, respectively and for the period from inception, January 10, 2006 to December 31, 2007 amounted to $47,705. Amortization expense for the next 5 years is expected to be $23,853 per year.

Website development costs

Website development costs are for the development of the Company's Internet website. Amortization expense was $6,566 and $5,746 for the years ended December 31, 2007 and 2006, respectively and for the period from inception, January 10, 2006 to December 31, 2007 amounted to $12,312. Amortization of the Company’s website is expected to be $6,566 in 2008 and $822 in 2009.

Note 5 - Notes payable

On March 28, 2007 the Company entered into a Line of Credit Agreement with JMW Fund, LLC (“JMW”) to receive up to $1,000,000 for six months.  The Company paid a $10,000 commitment fee related to the Line of Credit.

On June 28, 2007 the Line of Credit became part of a $3,000,000 Convertible Senior Note Agreement (Loan) between the Company, JMW, San Gabriel Fund LLC, Underwood Family Partners LTD., and Battersea Capital Inc (Lenders).  The Loan began accruing interest at 1% per month on July 1, 2007 and matures on July 1, 2008, if not prepaid without penalty.    The Lenders, at their sole discretion, may convert the outstanding principal balance into shares of common stock at an exercise price of $3.00 per share including a cashless exercise option.  The accrued interest, at the time of conversion, may be paid in either cash or shares of common stock at the Company’s discretion.

Pursuant to the terms of the Convertible Note, the Company agreed to a commitment fee via the issuance of warrants exercisable for an aggregate of 2,000,000 shares of the Company’s common stock at an exercise price of $3.00 per share for five years, including a cashless exercise option.  The Company agreed to register the shares underlying the warrants no later than December 31, 2007.  Additionally, the Company agreed to “piggyback” register the shares underlying the warrants in any future registration prior to the expiration date, if any.  Finally, the warrants contain certain adjustment provisions related to issuing equity instruments at prices lower than the current exercise price.

At December 31, 2007 the entire $3,000,000 of the Loan was outstanding.  The Company recorded $2,884,381 as discount on loan to account for value of the warrants.  The Company has reviewed the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and has determined that the warrants do not qualify for derivative accounting and accounted for the warrants under APB No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  The discount is being amortized over the life of the loan to interest expense. For the year ended December 31, 2007 we amortized $1,411,348 of the discount to loan interest expense.

In October 2007 the Company entered into several one month short-term loan arrangements with other investors totaling $200,000 at December 31, 2007 with 12% interest (1.5% per month extra in event of default) expiring from November 2007. The Company did not repay the notes when due and is currently accruing interest at the default interest rate of 1.5% per month on the unpaid principal balance.

In December 2007 the Company entered into several one month short-term loan arrangements with other investors totaling $525,000 at December 31, 2007 with 12% interest expiring in January 2008.

The Company has not paid the above mentioned loans and accrued interest amounted to $167,622 as of December 31, 2007.

From October and November 2007 we entered into short-term loan arrangements of $469,000 and $20,000 with our CEO and CFO, respectively.  The loans accrue interest at 12% and are due upon receipt of sufficient financing.

Our notes payable, net of unamortized discounts, of $2,715,967 at December 31, 2007 are due prior to December 31, 2008 and classified as current.

Note 6 - Stockholders' Equity

In November 2007, the Company issued to a consulting firm 1,000,000 shares of common stock. The Company valued the shares on grant date based on the closing price on that date. The total value of the shares issued was $630,000.

In September 2007 the Company issued 186,875 shares of common stock at $0.80 per share for the exercise of warrants for total consideration of $149,501.

From July to September 2007 the Company issued 38,478 shares of common stock at $0.80 per share for cashless exercise of employee stock options

In June 2007 the Company issued 61,000 shares of common stock at $0.80 per share for the exercise of employee stock options for total consideration of $48,800.

On June 11, 2007 the Board of Directors approved the grant of a total of 149,868 restricted shares to Michael W. Overby, CFO. The shares were valued at $2.13 which was the closing price on June 11, 2007 for a total value of $319,219.

In May and June 2007, the Company issued to two investor relations firms a total of 1,000,000 shares of common stock (500,000 shares each) for 2 years of services. The company valued each set of 500,000 shares based on the closing price on new contract start date. The total value of the shares issued was $2,100,000.

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

On March 2, 2007 the Board of Directors approved the grant of 450,132 restricted shares to Michael W. Overby, CFO, consistent with his offer letter. The shares were valued at $1.63 which was the closing price on March 2, 2007 for a total value of $733,715.

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

In July 2006, in connection with the transaction with Petra, the Company issued 2,087,910 shares of common stock in exchange for the outstanding shares of Petra on a one for one basis, the Company repurchased and retired 400,000 shares of its common stock for $400,000 that were owned by certain shareholders of Petra.

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

Stock-based Compensation

On June 12, 2006, the Company's board of directors approved the Triton Distribution Systems, Inc. 2006 Equity Incentive Plan (the “Plan”) that provides for the issuance of up to 8,600,000 shares under the Amended Plan.

The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model.  The exercise price of all options outstanding equals the closing market value of the Company’s common stock on the grant date. Expected volatilities are based on historical volatility of similar companies for the expected term of the option considering characteristics such as industry, stage of life cycle, size, financial leverage, and other factors.  The expected dividend yield is based on the history our having never paid dividends and our expectation that we will not pay dividends in the near future.  The following reflects the significant assumptions used to estimate the fair value of options on the corresponding grant dates:

Prior to July 14, 2006	Risk-free interest rate	4.50%
	Expected life of the options	3.00 years
	Expected volatility	22%
	Expected dividend yield	0

For options Granted	Risk-free interest rate	4.50%
December 01, 2006	Expected life of the options	3.00 years
	Expected volatility	86%
	Expected dividend yield	0

For options Granted	Risk-free interest rate	4.50%
March 02, 2007	Expected life of the options	3.00 years
	Expected volatility	121%
	Expected dividend yield	0

For options Granted	Risk-free interest rate	4.75%
June 11, 2007	Expected life of the options	3.00 years
	Expected volatility	164%
For options Granted	Risk-free interest rate	4.75%
September 11, 2007	Expected life of the options	3.00 years
	Expected volatility	171%
	Expected dividend yield	0

	2007		2006
Option Shares	Shares	Weighted Ave.	Shares	Weighted Ave.
		Exercise Price		Exercise Price
Outstanding at beginning of year	1,842,009	$1.82	-	$-
Granted	878,718	$1.62	2,129,607	$1.70
Exercised	99,478	$0.80	-	$-
Forfeited and cancelled	782,342	$1.41	287,598	$0.80
Outstanding at end of year	1,838,907	$1.83	1,842,009	$1.82

For options granted during the years ended December 31, 2007 and 2006, the weighted-average exercise price of such options was $1.83 and $1.82, respectively. The weighted average remaining contractual life of options outstanding at December 31, 2007 is 8.88 years. The options begin to expire in 2016.

As of December 31, 2007 and 2006, 1,678,010 and zero options had vested, respectively.

For the years ended December 31, 2007 and 2006, the Company recognized $1,794,917 and $139,979 in stock-based compensation expense, respectively and for the period from inception, January 10, 2006 to December 31, 2007 amounted to $1,934,896.

As of December 31, 2007 and 2006, there was $1,361,362 and $1,430,725 of total unrecognized compensation cost related to non-vested options granted under the plan, respectively. That cost is expected to be recognized over the 3 year vesting period of the options.

Warrants

From time to time the Company issues warrants to non employees in connection with the entry into various financing arrangements.  The following table private placement offerings and shares issued for other services as described above.  The following table is a summary of the warrant activity:

	2007		2006
Option Shares	Shares	Weighted Ave.	Shares	Weighted Ave.
		Exercise Price		Exercise Price
Outstanding at beginning of year	1,614,742	$0.80	-
Granted	2,000,000	$3.00	1,614,742	$0.80
Exercised	186,875	$0.80	-
Forfeited and cancelled	-
Outstanding at end of year	3,427,867	$2.08	1,614,742	$0.80

The Company estimates the fair value of warrants using a Black-Scholes valuation model.  The assumptions used in estimating the fair value of the warrants issued on the date of grant are as follows:

For Warrants Issued	Risk-free interest rate	4.50%
In 2006	Expected life of the options	5.00 years
	Expected volatility	22%
	Expected dividend yield	0

For Warrants Issued	Risk-free interest rate	4.50%
In 2007	Expected life of the options	5.00 years
	Expected volatility	164%
	Expected dividend yield	0

The weighted average fair value of the warrants issued was $1.44 and $1.82 for the years ended December 31, 2007 and 2006, respectively.

The warrants issued during the year ended December 31, 2007 in the amount of $2,884,381 were initially recorded as a discount to notes payable.  The Company recognized $1,498,034 of interest expense related to the amortization of the discount in 2007.  The value of the warrants issued in 2006 reflected a reduction in the net amount of proceeds received in the private placements noted above.

As of December 31, 2007, all of the warrants are vested. All warrants begin to expire in 2011.

Note 7 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31, 2007	December 31, 2006
Deferred tax assets:
Federal net operating loss	$2,601,629	$1,637,961
State net operating loss	747,546	470,648
Equity compensation	1,584,831	486,551
Total deferred tax assets	4,934,006	2,595,160
Less valuation allowance	(4,934,006)	(2,595,160)
	$-	$-

At December 31, 2007 and 2006, the Company had federal net operating loss ("NOL") carryforwards of approximately $7,651,849 and $4,817,531 respectively. Federal NOLs could, if unused, expire in 2021.

At December 31, 2007 and 2006, the Company had state net operating loss ("NOL") carryforwards of approximately $8,399,395 and $5,288,179 respectively. State NOLs, if unused, could expire in 2011.

The valuation allowance increased to $4,934,006 and $2,595,160 at December 31, 2007 and 2006, respectively. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2007 and 2006 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	December 31, 2007	December 31, 2006
Federal income tax rate	(34.00%)	(34.00%)
State tax, net of federal benefit	(6.00%)	(6.00%)
Equity compensation	12.70%	7.40%
Non-deductible items	0.70%	0.30%
Increase in valuation allowance	26.60%	32.30%

Effective income tax rate	0.00%	0.00%

The Company has considered the implications of FIN 48 Uncertain Tax Positions and believe that all of our positions taken in tax filings are more likely than not to be sustained on examination by tax authorities. In the event that a taxing authority challenged a position taken by us, no actual liability for tax would result since we have available tax loss carry forwards which would be applied in those circumstances.

Note 8 - Leases

The Company leases office space in an office building in Sausalito, California under an operating lease agreement that expires in May 2010. The lease provides for current monthly lease payments of $25,218 which increase over the term of the lease. The Company also leases office space in Beijing, China that expires in September 2008, respectively.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating
Leases
Year ending December 31,
2008	395,444
2009	339,716
2010	200,137
2011	41,514
2012	-

The Company incurred rent expense of $429,387 and $342,352 for the periods ended 2007 and 2006, respectively

Note 9 - Related parties

On March 28, 2007 the Company entered into a Line of Credit Agreement with JMW Fund, LLC (“JMW”) owned by a director to receive up to $1,000,000 for six months.

On June 28, 2007 the Line of Credit became part of a $3,000,000 Convertible Senior Note Agreement (Loan) between the Company, JMW (director), San Gabriel Fund LLC, Underwood Family Partners LTD., and Battersea Capital Inc who are the shareholders of the Company.

From October to December 2007 the Company entered into several one month short-term loan arrangements with other investors totaling $425,000 for short term cash flow purpose at December 31, 2007 with 12% interest (1.5% per month extra in event of default) expiring from November 2007.

From October and November 2007 we entered into short-term loan arrangements of $469,000 and $20,000 with our CEO and CFO, respectively for short term cash flow purpose.

Total interest paid to the related party loans amounted to $80,333 for the period ended December 31, 2007.

During 2007, Gregory Lykiardopoulos contributed 165,000 shares of common stock to investors and lenders on behalf of the Company. There shares are valued at $188,500 which is recorded as finance expense and paid in capital for the Company.

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

Note 10 – Restatement of prior quarter financial statements

The Company discovered errors to previously issued financial statements for the first quarter ended March 31, 2007 and second quarter ended June 30, 2007.  The Company intends to restate its financial statements for both of these periods.  The Company has not filed the restated financial statements for these periods.  However, the current financial statements are stated as if the correction of this error had been made.  One error related to the Company's issuance of 450,132 shares of common stock in the first quarter that were improperly reported as stock options.  An additional 410,015 shares of common stock were issued in the second quarter and were also improperly reported as stock options. The other error relates to the incorrect valuation of warrants issued in connection with a note payable in the second quarter. The Company should have recorded the full value of the warrants issued to additional paid in capital, discount on note payable, and a prepaid asset. The Company did not record the prepaid asset portion of this transaction and incorrectly valued the discount on the note payable.

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

Note 11 – Legal Proceedings

On August 10, 2007 Terry Byers, Arthur Griggs, & Jeff Wheaton filed suit against the Company; GRSNetwork Inc., a California Corporation; Internet Travel Technologies, Inc, a California Corporation; and Gregory Lykiardopoulos, our CEO in Marin County California (Case No.  CV072075). The suit alleges causes of action for back wages, breach of contract and age discrimination. The Company denies the plaintiff’s claims and intends to vigorously defend against them if such complaint is properly served on the Company. The broker was made whole and signed a separation and release agreement.

On or around November 1, 2007, a complaint was filed in Marin County Superior Court, Case No. CV07-5186, by Grace Terry, Georgia Schley, and Serena McCallum (“Plaintiffs”) against Gregory Lykiardopolous (“Lykiardopolous”), Internet Travel Technologies, Inc. (“ITT”), the Company, as well as numerous other entities and individuals (collectively, the “Defendants”).  The Plaintiffs allege that they made loans, collectively, in an amount of less than $200,000 to GRS Networks, Inc. (“GRS”) or possibly others in 2004 or 2005.  They allege that oral agreements were created enabling them to convert the funds they claim they loaned to GRS to equity or shares in ITT or TDS.  The Plaintiffs are all relatives of Walter Terry (allegedly his mother, sister, and domestic partner), who Plaintiffs allege acted as a “dual agent” representing them and the Defendants in connection with the purported loans. Based on these facts, the Plaintiffs assert causes of action for (1) breach of oral contract, (2) breach of the implied covenant of good faith and fair dealing, (3) intentional interference with contract, (4) intentional interference with prospective economic advantage, (5) breach of fiduciary duty, (6) fraud, and (7) violation of Corporations Code § 25401.

Defendants deny the existence of any such purported oral agreements, or that Terry was authorized to act as the Company’s agent in such capacity.  It is the Company’s contention that all the Plaintiffs’ alleged claims are barred and were released under a settlement agreement and general releases entered into with Walter Terry in 2005.  Accordingly, the Defendants, including TDS, deny any liability to Plaintiffs and intend to vigorously defend in the case.  A demurrer and motion to strike the complaint filed on behalf of certain of the Defendants is currently pending, and the Court has ordered the parties to mediation, to be completed by June 30, 2008.

Additionally, three former employees have filed complaints with the California Department of Fair Employment and Housing alleging wrongful termination.  We believe none of the complaints have merit and the Company intends to vigorously defend itself against the complaints.

Note 12 - Subsequent events

In January 2008 we obtained, through entry into short-term financing arrangements, obtained an additional $1,128,000.  The notes carry 12% annual interest rates and expire between February and May 2008. The Company has not repaid any of these notes and is currently in default.

In December of 2007 options were approved by the board of directors for the grant of options to employees: 324,852 options were granted to new employees and for promotions at an exercise price of. .38  The shares vest over 2 years. The price was determined on the day the last board member approved the grant January 7, 2008.  The grant notices were distributed to employees January  18, 2008 and were not included in the 2007 option expense calculation.  361,780 shares were issued as a bonus to employees at a exercise price of .38, The shares vest over one year.  This grant has not been distributed or communicated to the employees as of April 15,2008.   More over, 548,904 shares were issued to managers at an exercise price of .38 this grant has not been distributed or communicated to the employees the shares vest upon issuance.

On January 17, 2008  Richardson and Patel accepted 112,168 shares of stock as payment  on account towards  the balance due as of December 31, 2007.  The value of the payment was $38,137 prices at ..34, .40 less a 15% discount to market on the closing date of  January 16, 2008.  The remaining amount was not eligible for payment via stock.

In addition 57,156  shares  valued at .34, 40 less 15% discount to market  on January 16, 2008. were issued as payment toward a retainer used in the defense of  the Terry et all vs. Triton matter.

European Acquisition and Chinese Acquisition.

In March 2008, our management team identified significant needs to accelerate our market penetration in China, and improve our overall market capitalization.  Congruent with these needs, we are  discussing with a Chinese company to  acquire a Chinese online travel distributor (Target) for approximately $10 million.  Due diligence related to this acquisition is expected to be completed in July 2008 and we intend to close the transaction shortly thereafter.  The Target currently has 180,000 registered users, a 100-seat call center, and 22 agent partners.  The acquisition will include both business to consumer and business to business platforms which currently generate revenue.

In March 2008 entered into a non-binding letter of intent to acquire a 51% ownership stake in a European Company that serves as the general sales agent for the German Railway System and has a network of over 25,000 travel agents in Germany, Switzerland, Austria, Russia, and Poland.  The approximate cost of this acquisition is $5.0 million.

In December of 2007 options were approved by the board of directors for the grant of options to employees: 324,852 options were granted to new employees and for promotions at an exercise price of $0.38 The shares vest over 2 years. The price was determined on the day the last board member approved the grant January 7, 2008.  The grant notices were distributed to employees January 18, 2008 and were not included in the 2007 option expense calculation.  361,780 shares were issued as a bonus to employees at a exercise price of $0.38, The shares vest over one year.  This grant has not been distributed or communicated to the employees as of April 15, 2008.   Moreover, 548,904 shares were issued to managers at an exercise price of .38 this grant has not been distributed or communicated to the employees the shares vest upon issuance.

On January 17, 2008 Richardson and Patel accepted 112,168 shares of stock as payment on account towards the balance due as of December 31, 2007.  The value of the payment was $38,137 prices at $0.34, $0.40 less a 15% discount to market on the closing date of January 16, 2008.  The remaining amount was not eligible for payment via stock.

In addition 57,156 shares valued at $0.34, 40 less 15% discount to market on January 16, 2008. And were issued as payment toward a retainer used in the defense of the Terry et all vs. Triton matter.

Letters of intent for European Acquisition and Chinese Acquisition.

In March 2008, our management team identified significant needs to accelerate our market penetration in China, and improve our overall market capitalization.  Congruent with these needs, we are discussing with a Chinese company to acquire a Chinese online travel distributor (Target) for approximately $10 million.  Due diligence related to this acquisition is expected to be completed in July 2008 and we intend to close the transaction shortly thereafter.  The Target currently has 180,000 registered users, a 100-seat call center, and 22 agent partners.  The acquisition will include both business to consumer and business to business platforms which currently generate revenue.

In March 2008 entered into a non-binding letter of intent to acquire a 51% ownership stake in a European Company that serves as the general sales agent for the German Railway System and has a network of over 25,000 travel agents in Germany, Switzerland, Austria, Russia, and Poland.  The approximate cost of this acquisition is $5.0 million.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

NONE.

ITEM 8A.  CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Audit Committee. Our audit committee reports to the board regarding the appointment of our independent auditors, the scope and results of our annual audits, compliance with our accounting and financial policies and management’s procedures and policies relatively to the adequacy of our internal accounting controls.

As of the date of this annual report, our audit committee consists of Adrie Reinders and Jay McCann.

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

The Company has had discussions with its independent registered public accounting firm with respect to the valuation and disclosure of equity securities issued to employees, as well as the valuation and accounting of warrants issued for a loan. After the Company's discussions and consultations with its independent registered public accounting firm, the Company determined the need to restate its quarterly financial statements for the periods ending March 31, 2007 and June 30, 2007.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/ and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2006 and 2007 because of the material weaknesses identified above.

ITEM 8B.  OTHER INFORMATION

None.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

MANAGEMENT

Executive Officers, Directors and Key Employees

The names and ages of our executive officers and directors and their positions are as follows:

Officers and Directors

Name	Age	Position

Gregory Lykiardopoulos	62	Chairman and Chief Executive Officer

Michael W. Overby	50	Chief Financial Officer

Adam Himmelman	37	Chief Technical Officer

Hideo Ito	0	Director

Joseph J. McCann, JR	0	Director

Adrie Reinders	63	Director

Stephen Garland resigned as a director on December 1, 2006.  On January 2, 2007, we appointed Michael W. Overby as our Chief Financial Officer, replacing Kevin Pickard who will offer his services as a consultant to the Company on an as needed basis.

On November 12, 2007, Khaled El Marsafy resigned as a member of the Board of Directors of Triton Distribution Systems, Inc. (the “Company”) because of other increasing personal and professional commitments.  Mr. El Marsafy was a member of the Nominating, Corporate Governance and Audit Committees of the Board of Directors of the Company.

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

Michael W. Overby, Chief Financial Officer

Prior to joining us, Mr. Overby served as Vice President of Finance and Chief Financial Officer for Riverstone Networks, Inc. a provider of carrier class Ethernet network switching equipment from October 2004 to September 2006. During Mr. Overby’s tenure with Riverstone he guided the Company through Chapter 11 Bankruptcy to a sale of assets. From March 2000 to September 30, 2004 he was the Vice President of Finance and Chief Financial Officer for Adept Technology, Inc., the leading provider of intelligent vision-guided robotics and global robotics services for assembly, handling and packaging processes. From December 1999 to March 2000, Mr. Overby held the position of Corporate Controller at Adept. From November 1998 to November 1999, Mr. Overby was a financial executive for Digital Generation Systems, Inc., a leading provider of digital distribution services to the broadcast advertising industry.  From 1996 to 1998 he was Corporate Controller and Director of Information Systems at Borland, a public software company.  Mr. Overby also worked with Deloite & Touché, LLP and Coopers & Lybrand, LLP, (currently PricewaterhouseCoopers, LLP) where he focused on auditing companies in the venture capital, high-tech and manufacturing industries. Mr. Overby holds a B.S. in Business Administration from California Polytechnic State University.

Adam Himmelman, Chief Technology Officer

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

Mr. Hideo Ito

Mr. Ito is a senior level executive with more than 34 years of leadership within one of the world’s most recognized companies; Toshiba Corporation. Currently, he serves as Toshiba’s Corporate Representative for the Americas, Chairman and Chief Executive Officer of Toshiba America, Inc.

Mr. Ito joined the International Cooperation Division of Toshiba Corp. in 1969. He was promoted to Manager of Strategic Business Planning in 1979 where he managed the joint venture with General Electric.

Mr. Ito then worked as Toshiba’s Manager of International Business Planning and Operations for the Semiconductor Group where he was responsible for the operations of overseas manufacturing companies in the U. S., Germany, Malaysia and Mexico.

Following that, Mr. Ito served as the Senior Vice President of Toshiba America Electronic Components, Inc. (TAEC), General Manager of TAEC’s Microelectronics Center in Sunnyvale, California, Senior Manager-International Business Planning PC Division and General Manager  international Operations-Electronic Components.

In 1995 Mr. Ito was promoted to General Manager Semiconductor Marketing and Sales Division, directing worldwide marketing and domestic sales of semiconductors and liquid crystal displays.

Mr. Ito served as Chairman and CEO of Toshiba America Electronic Components, Inc. for 3 years before returning to Japan as the General Manager, International Division of Toshiba Corporation and following that, General Manager of Corporate Communication Division.

Mr. Ito holds a bachelor’s degree in International Law and History of Western Political Thoughts from the International Christian University (Tokyo Japan) School of Liberal Arts, and a graduate degree in International Business Management and Management Theory from Indiana University (Bloomington, Indiana) Graduate School of Business

Mr. Joseph McCann, Jr.

Mr. McCann is currently representing a number of companies as their legal and business consultant. He is a member of the Board of Directors of The Fashion House, Inc. and serves as the Chair of its Audit and Compensation Committees.

Previously, Mr. McCann was a partner in the law firm Musik, Peeler & Garrett and Crane & McCann. He worked four years as General Counsel and Vice Chairman, Board of Advisors, Paycom.net, LLC. Mr. McCann served 15 years as an associate and then Chief Legal Counsel for defense, aerospace and electronics businesses of Rockwell International and TRW, Inc. Prior to TRW he served as the General Counsel, Keyes Fibre Company.

Mr. McCann holds a military engineering degree from the United States Military Academy. He received his law degree from the Fordham University School of Law and completed the Stanford Executive Program in 1989.

Mr. Adrie Reinders

Mr. Reinders is the CEO of the technology consulting firm, OHM Inc. He is co-founder of the E.Factor (www.e-factor.biz) and Cranevision (www.cranevision.biz) and serves as the chairman of the Board for Blue Blood (Fashion) and Active International. He also serves on the Board of Maxwell Rand as Co-Chairman and CEO, Europe.

Prior to OHM, Mr. Reinders founded, Plus Integration Supply Chain Solutions, B.V. Plus Integration specializes in supply chain management and software services for major pharmaceutical manufacturers as well as many of the largest retailers in Europe.

In 1989 Mr. Reinders founded I.C.T. Rijnhaave, an I.T. firm specializing in systems integration, where he negotiated and executed 6 successful acquisition transactions in the Netherlands and the United States. After selling the company to Syntegra (a subsidiary of British Telecom) in 1996, he served on the Syntegra Board of Directors until 2001.

Mr. Reinders began his entrepreneurial career in the I.T. field in 1975 when he founded Microlife B.V., a company specializing in customer related services and training for mainframe environments. The company established subsidiaries in Belgium, the United Kingdom and the United States. In 1987, Mr. Reinders sold the business he had grown to 500 employees with annual revenue of 22.5 million euros.

Mr. Reinders is the author of the book "The N Factor - how Networking can change the dynamics of your business", published in May 2007.

ITEM 10.                      EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gregory Lykiardopoulos	2007	$250,000	$-	$-	$-	$-	$-	$1,966	$251,966
Michael W. Overby	2007	$199,743	$30,000	$1,052,934	$-	$-	$-	$1,966	$1,284,643
Adam Himmelman	2007	$165,625	$15,000	$-	$-	$-	$-	$1,966	$167,591
Jeffrey Wheaton	2007	$45,632	$-	$-	$28,011	$-	$-	$-	$73,642
Monique Jordan	2007	$12,984	$-	$-	$-	$-	$-	$-	$12,984

Outstanding Equity Awards at Fiscal Year End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Share or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested (#)
Gregory Lykiardopoulos
Michael W. Overby
Adam Himmelman	62,190	124,379		$0.80	6/12/2016
Jeffrey Wheaton

(1)	As of May 14 2007 Jeffrey Wheaton employment with the Company was terminated
(2)	As of January 29 2007 Monique Jordan’s employment with the Company was terminated.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gregory Lykiardopoulos	$-	$-	$-	$-	$-	$-	$-
Khaled Magdy El-Marsafy	$-	$-	$-	$-	$-	$-	$-
Hideo Ito	$-	$-	$-	$-	$-	$-	$-
Joseph J. McCann, JR	$-	$-	$-	$-	$-	$-	$-
Adrie Reinders	$-	$-	$-	$-	$-	$-	$-

(1) Mr Khaled Magdy El-Marsafy resigned as director on November 12, 2007 and was compensated for his out of pocket expenses.

Triton’s non-employee directors did not receive any compensation, stock options, stock grants or any other form of cash or non-cash compensation during the period from inception (January 10, 2006) to December 31, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Gregory Lykiardopoulos	2006	143,797	-	-	-	-	-	6,354
Michael W. Overby	2006	-	-	-	-	-	-	-
Adam Himmelman	2006	137,205	15,000	-	31,717	-	-	1,920
Jeffrey R. Wheaton	2006	104,079	-	-	15,858	-	-	2,968
Terry L. Byers	2006	85,406	-	-	-	-	-	3,505

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Share or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested (#)
Gregory Lykiardopoulos
Michael W. Overby
Adam Himmelman	62,190	124,379		$ 0.80	6/12/2016
Jeffrey R. Wheaton	31,095	62,189		$ 0.80	6/12/2016
Terry L. Byers (1)

(1) As of October 10, 2006 Terry Byers employment with the Company was terminated.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gregory Lykiardopoulos	$-	$-	$-	$-	$-	$-	$-
Khaled Magdy El-Marsafy	$-	$-	$-	$-	$-	$-	$-
Steve Garland (1)	$-	$-	$-	$-	$-	$-	$-
Mike Underwood (1)	$-	$-	$-	$-	$-	$-	$-

(1) Messrs. Garland and Underwood resigned as directors on December 01, 2006 and July 07, 2006 respectively but were compensated for their out of pocket expenses.

Triton's non-employee directors did not receive any compensation, stock options, stock grants or any other form of cash or non-cash compensation during the period from inception (January 10, 2006) to December 31, 2006..

Employment Agreements

In July 2006, Triton entered into a three-year employment agreement with Gregory Lykiardopoulos to be effective as of February 2006. Mr. Lykiardopoulos receives an annual base salary of $250,000 and other compensation to be determined by the Board of Directors. He was granted stock options by the Company’s principal stockholders to purchase shares of the Company’s common stock from them exercisable at $.008 per share based upon the following: (i) 1,865,687 options become exercisable at such time as Triton reports net income that is breakeven or better at the conclusion of any three-month reporting period, (ii) 3,731,375 options become exercisable if, on or before December 31, 2007, Triton reports earnings before interest, taxes, depreciation, amortization and stock based compensation expense (“EBITDA”) of $44 million, and (iii) 3,731,375 options become exercisable if, on or before December 31, 2008, Triton reports annual EBITDA of $88 million. The agreement also contains customary non-disclosure provisions and a three-year non-competition provision extending beyond the term of his agreement. Any shares issued to Mr. Lykiardopoulos will be provided by Triton’s current principal stockholders (all of whom have been identified under “Principal Stockholders,” below), excluding Mr. Lykiardopoulos. Accordingly, the issuance of any of these shares to Mr. Lykiardopoulos will not dilute Triton’s remaining stockholders.  These options granted to Mr. Lykiardopoulos are accounted for under SFAS No. 123 (R).  We have determined that the fair value of these options using the Black-Scholes pricing model to be $7,395,417 using the following assumptions:  risk free interest rate – 4.5%; dividend yield – 0%; expected volatility – 22% and expected life of 1.9 to 2.9 years.  However, since we have currently determined that it is not probable that the performance conditions will be met, no compensation cost has been recognized.  If in the future, we determine that it is probable that the performance conditions will be met, the fair value of the options will be recognized over the remaining implicit services period of each option.

We have purchased a key man life insurance policy on Mr. Lykiardopoulos’ life in the amount of $2,000,000.

Messrs. Overby, Wheaton and Himmelman receive annual salaries of $200,000, $110,000, and $175,000, respectively, and have signed customary non-disclosure and non-competition agreements.

Equity Incentive Plan

In July 2006 we adopted an equity incentive plan, which we refer to as our Plan, which provides for the grant of options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986 together with the grant of bonus stock and stock appreciation rights at the discretion of our Board of Directors. Incentive stock options are issuable only to our eligible officers, directors and key employees. Non-statutory stock options are issuable only to our non-employee directors and consultants. The maximum number of shares of common stock that may be issued under the Plan is  shares as amended.

In November of 2007 a bard resolution was signed increasing the maximum number of shares of common stock that may be issued under the Plan to 8,600,000 shares.

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

As of April 16 2008 , there are  shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of, April 16 2008  assuming all shares of preferred stock have been converted into common stock by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable.  The address of our executive officers and directors is in care of us, at One Harbor Drive, Suite 300, Sausalito, California 94965.  All other addresses are listed below.

	Shares	Percentage
Name of Beneficial Owner	Neneficially Owned	Beneficially Owned

Gregory Lykiardopolus (1)	11,678,764	24.3%

Michael W. Overby	675,000	1.4%

Adam Himmelman	20,000	0.0%

Jay McCain	50,000	0.1%

Khaled El-Marsafy	115,000	0.2%
Gate 8, 5th Floor
P.O. Box 1520
Safat 13016, Kuwait

L. Michael Underwood et al	1,794,741	3.7%
1610 Wynkoop, Suite 100
Denver, CO 80202

West Hampton Special Situstons Fund, LLC	4,352,730	9.1%
8480 E Orchard Road, Suite 3600
Greenwood Village, CO 80111

Elevation Fund, LLC	4,359,730	9.1%
8480 E Orchard Road, Suite 3600
Greenwood Village, CO 80111

Al-Deera Holding Co KSCC (2)	3,450,000	7.2%
Al-Salhiya Compex
Gate 8, 5th Floor
P.O. Box 1520
Safat 13016, Kuwait

All executive officers and directors as a group	12,423,764	25.8%
(4 persons)

____________________
(1)
Includes 412,550 shares owed by Mr. Lykiardopoulos; 5,669,152 shares owned by Hawk Investments Ltd, 3,358,237 shares owned by Marin Northcoast LLC, and 2,238,825 shares owed by Barbaree LLC. Mr. Lykiardopoulos is either a managing member or trust beneficiary of each company.

(2)
[Includes 287,500 shares held by Univest Group, Ltd. for which Mr. El-Marsafy holds an executive officer position; and 3,450,000 shares held by Al-Deera Holding Co. in which Mr. El-Marsafy holds voting power.]

*less than 1%

Liability and Indemnification of Officers and Directors

Under our Articles of Incorporation, our directors are not liable for monetary damages for breach of fiduciary duty, except in connection with:

•	A breach of a director's duty of loyalty to us or our stockholders;
•	Acts or omissions not in good faith or which involve intentional misconduct, fraud or a knowing violation of law;
•	A transaction from which a director received an improper benefit; or
•	An act or omission for which the liability of a director is expressly provided under Colorado law.

Our Articles of Incorporation and Bylaws require us to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts incurred or paid in settlement in connection with civil or criminal claims, actions, suits or proceedings against such persons by reason of serving or having served as officers, directors, or in other capacities, if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, in a criminal action or proceeding, if he had no reasonable cause to believe that his/her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of no contest or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to our best interests or that he or she had reasonable cause to believe his or her conduct was unlawful. Indemnification as provided in our Bylaws will be made only as authorized in a specific case and upon a determination that the person met the applicable standards of conduct. Insofar as the limitation of, or indemnification for, liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling us pursuant to the foregoing, or otherwise, we have been advised that, in the opinion of the SEC, such limitation or indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

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

In December 2007 we entered into short-term loan arrangements of $469,000 and $20,000 with our CEO and CFO, respectively.  The loans accrue interest at 12% and are due upon receipt of sufficient financing.

ITEM 13.  EXHIBITS

Number	Exhibit

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Line of Credit Loan Agreement dated March 28, 2007, by and between JMW Fund, LLC and Triton Distribution Systems, Inc. (1)
10.2
Convertible Senior Note, dated as of June 28, 2007, by and between Triton Distribution Systems, Inc., JMW Fund LLC, San Gabriel Fund LLC, Underwood Family Partners, Ltd., and Battersea Capital, Inc.(1)

14.1	Code of Ethics (1)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information below sets forth certain information with respect to fees billed to us by our principal accountants, Moore Stephens Wurth Frazer & Torbet, LLP, for the years ended 2007 and 2006.

(1) Audit Fees

For the years ended December 31, 2007 and 2006 the fees billed to the Company was $147,750 and $147,750, respectively, for audits of our financial statements contained in Forms 10-KSB for the periods then ended, and interim reviews of the financial information contained in Forms 10-QSB.

(2) Audit-Related Fees

None

(3) Tax Fees

For the years ended December 31, 2007 and 2006 the fees for tax compliance work amounted to $9,000 and $0, respectively.  .

(5) Audit Committee Policy

The Audit Committee has adopted a policy that it must pre-approve all fees for all audit and non-audit services provided by our principal accountant. Management and the principal accountants are required to periodically report to the Audit Committee regarding the extent and type of services provided in accordance with this pre-approval. The Audit Committee pre-approved 100% of all services performed by our principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON DISTRIBUTION SYSTEMS, INC.

By:	/s/ Gregory Lykiardopoulos Gregory Lykiardopoulos Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 17, 2008.

Signature	Title

/s/ Gregory Lykiardopoulos	Chairman and Chief Executive Officer
Gregory Lykiardopoulos	(Principal Executive Officer)

/s/ Michael W. Overby	Chief Financial Officer
Michael W. Overby	(Principal Accounting Officer)

/s/ Adrie Reinders	Director
Adrie Reinders

/s/ Joseph McCann	Director
Joseph McCann

/s/ Hideo Ito	Director
Hideo Ito