Form 10QSB
period 2008-03-31
Triton Distribution Systems, Inc.
filed 2008-06-13
CIK 1309541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

COMMISSION FILE NUMBER 000-51046

TRITON DISTRIBUTION SYSTEMS, INC.
 (Name of small business issuer in its charter)

Colorado	84-1039067
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

One Harbor Drive, Suite 300, Sausalito, California 94965
(415) 339-4606
(Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [  ]         No [X]

Transitional small business disclosure format:  Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☐  NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of: June 13, 2008

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, par value $0.001 per share	48,568,890 shares

TRITON DISTRIBUTION SYSTEMS, INC.
Index
		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007 (audited)	1

	Consolidated Statements of Operations for the three months ended March 31, 2008 (unaudited) , the three months ended March 31, 2007 (unaudited) and from inception (January 10, 2006) to March 31, 2008 (unaudited)	2

	Consolidated Statement of Stockholders Equity from inception (January 10, 2006) to March 31, 2008 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 (unaudited), the three months ended March 31, 2007 (unaudited) and the period from inception(January 10, 2006) to March 31, 2008 (unaudited).	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis or Plan of Operations	22

Item 3.	Controls and Procedures	26

PART II.	OTHER INFORMATION PART II	27

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

SIGNATURES		29

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,203	$8,382
Other current assets	153,799	143,823
Prepaid consulting	1,190,400	1,457,440
TOTAL CURRENT ASSETS	1,369,402	1,609,645

FURNITURE AND EQUIPMENT, net	321,855	364,203
WEBSITE DEVELOPMENT COSTS, net	5,746	7,388
INTELLECTUAL PROPERTY, net	184,857	190,820

TOTAL ASSETS	$1,881,860	$2,172,056

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Deferred Income	$766	$1,470
Accounts payable	980,040	653,321
Accrued expenses	84,717	21,577
Accrued payroll	404,559	170,689
Accrued lease liability	17,598	20,978
Loan Payable	3,209,553	2,465,967
Loan Payable Related Party	1,200,000	250,000
TOTAL CURRENT LIABILITIES	5,897,233	3,584,002

STOCKHOLDERS' EQUITY
Preferred stock; no par value; 2,000,000 shares
authorized; 0 shares issued and outstanding
Common stock; no par value; 100,000,000 shares
authorized; 48,568,890 shares issued and outstanding	13,754,625	13,686,896
Additional paid-in capital	4,613,720	3,991,118
Deficit accumulated during the development stage	(22,360,325)	(19,077,248)
Accumulated balance of other comprehensive income	(23,394)	(12,712)

TOTAL STOCKHOLDERS' EQUITY	(4,015,374)	(1,411,946)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,881,860	$2,172,056

The accompanying notes are an integral part of these financial statements.

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Statements of Operations

	3 Months Ended	3 Months Ended	(January 10,
	Ended	Ended	2006) to
	March 31,	March 31,	March 31,
	2008	2007	2007
	(unaudited)		(unaudited)

NET SALES	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
Payroll and related benefits	1,166,280	1,339,860	10,197,411
Professional fees	376,327	726,787	4,820,542
Marketing and advertising	22,848	108,543	580,631
Other general and administrative expenses	274,056	326,894	3,484,890

TOTAL OPERATING EXPENSES	1,839,511	2,502,084	19,083,474

LOSS FROM OPERATIONS	(1,839,511)	(2,502,084)	(19,083,474)

OTHER INCOME (EXPENSE)
Interest income	8	16,997	67,796
Note Amort Interest expense – related party	(740,586)	-	(2,151,934)
Interest Expense	(175,020)	-	(483,960)
Finance expense	(527,968)	-	(716,468)
Loss on disposal of assets	-	(30,373)	-

TOTAL OTHER INCOME (EXPENSE)	(1,443,566)	(13,376)	(3,284,566)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,283,077)	(2,515,460)	(22,368,040)

PROVISION FOR INCOME TAXES
MINORITY INTEREST IN LOSS	-	5,785	7,715

NET LOSS	(3,283,077)	(2,509,675)	(22,360,325)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustment	(10,682)	(16,785)	(23,394)

COMPREHENSIVE LOSS	$(3,293,759)	$(2,526,460)	$(22,383,719)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.07)	$(0.06)	$(0.47)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	47,304,183	39,531,230	47,398,251

The accompanying notes are an integral part of these financial statements.

Triton Distribution Systems, Inc. (a Development Stage Company)
Consolidated Statement of Stockholders' Equity
 For the Period from Inception (January 10, 2006) to March 31, 2008

				Deficit
				Accumulated
				During the	Accumulated
			Additional	Development	other	Total
	Common Stock		Paid-in	Stage	comprehensive	Shareholders
	Shares	Par Value	Capital	Restated	income	Equity (Deficit)
Balance at inception (January 10, 2006)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash and contribution of intellectual property in January 2006	35,821,198	338,625				338,625
Issuance of common stock in private placement for cash, net of $822,902 in commissions and expenses in July 2006	7,148,710	4,924,598				4,924,598
Issuance of common stock to placement agent for fees	598,029	-				-
Cancellation of investor shares in July 2006	(6,218,958)	-				-
Issuance of common stock in connection with transaction with Petramerica Oil, Inc. in July 2006	2,087,910	-				-
Repurchase of shares from Petramerica Oil, Inc. stockholders in July 2006	(400,000)	(400,000)				(400,000)
Issuance of shares to investor relation firms for services in 2006	2,238,824	1,800,000				1,800,000
Issuance of common stock in private placement for cash, net of $149,500 in commissions in September 2006	3,737,500	2,840,500				2,840,500
Fair value of employee stock compensation			139,979			139,979
Net loss				(6,552,079)		(6,552,079)
Balance at December 31, 2006	45,013,213	9,503,723	139,979	(6,552,079)	-	3,091,623

Issuance of shares to investor relations firm for services	1,100,000	2,271,156				2,271,156
Fair value of employee stock compensation	860,147	1,607,047				1,607,047
Cancellations of stock compensation	(260,147)	(554,113)				(554,113)
Fair value of employee stock options			897,663			897,663
Exercise of Employee Stock Options	99,478	79,582				79,582
Exercise of Warrants	186,875	149,501				149,501
Issuance of Warrant for Short Term Loan			2,884,381			2,884,381
Issuance of shares to consultants	1,000,000	630,000				630,000
Capital contribution			188,500			188,500
Cancellations and terminations			(119,405)			(119,405)
Net loss				(12,525,169)		(12,525,169)
Foreign currency translation gain (loss)					(12,712)	(12,712)
Balance at December 31, 2007	47,999,566	13,686,896	3,991,118	(19,077,248)	(12,712)	(1,411,946)

Fair value of employee stock options			120,750			120,750
Issuance of Shares to Legal Counsel for AP and Retainer	169,324	67,729				67,729
Capital contribution			501,852			501,852
Net loss				(3,283,077)		(3,283,077)
Foreign currency translation gain (loss)					(10,682)	(10,682)
Balance at March 31 2008 (unaudited)	48,168,890	$13,754,625	$4,613,720	$(22,360,325)	$(23,394)	$(4,015,374)

The accompanying notes are an integral part of these financial statements.

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Statement of Cash Flows
	For the Three	For the Three	Inception (January 10,
	Months Ended	Months Ended	2006) to
	March 31	March 31	March 31
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:	(unaudited)		(unaudited)
Net loss	$(3,283,077)	(2,509,675)	$(22,360,325)
Adjustments to reconcile net loss to net cash
used in operating activities:
Minority interest	-	4,215	-
Amortization of discount on note	740,586	-	(757,447)
Depreciation and amortization expense	24,461	28,681	249,768
Amortization of prepaid consulting	334,770	527,099	5,936,196
Finance Fee	501,852	-	690,352
Stock compensation for consultants	-	27,174	630,000
Fair value of employee stock options & comp expense	120,750	287,090	2,055,646
Changes in assets and liabilities
Prepaid insurance	4,513	44,092	(26,815)
Other current assets	(14,489)	-	(126,984)
Loss on disposal of assets.	-	30,373	-
Deferred income	(704)	686	766
Accounts payable	326,505	(91,316)	979,572
Accrued expenses	297,010	28,352	489,276
Lease Liability	(3,380)	2,678	17,598
Net cash used in operating activities	(951,203)	(1,620,551)	(12,222,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(4,949)	(27,603)	(546,897)
Disposal of furniture and equipment	19,973	-	19,973
Payment for web development costs	-	-	(19,700)
Net cash used in investing activities	15,024	(27,603)	(546,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	8,999,626
Payment of offering costs	-	-	(972,402)
Repurchase of shares of common stock	-	-	(400,000)
Proceeds from issuance of notes payable	953,000	-	4,678,000
- related party	-	-	2,470,867
Repayment on notes payable - related party	-	-	(1,981,867)
Net cash provided by financing activities	953,000	-	12,794,224

NET DECREASE IN CASH AND
CASH EQUIVALENTS	16,821	(1,648,154)	25,203

Beginning of period	8,382	1,944,287	-
CASH AND CASH EQUIVALENTS,
End of period	$25,203	296,133	25,203

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	-	$111,248
Income taxes paid	$-	-	$-

Contribution of intellectual property for common stock	$238,525	238,525	$238,525
Issuance of stock for consulting services	$-	-	$-
Issuance of 2,200,000 and 2,836,853 shares of common stock for consulting services	$2,901,156
Issuance of 600,000 shares of common stock for compensation	$1,052,934
Cashless exercise of options	$30,782
Share Contribution by CEO	$690,352
Issuance of 169,324 shares for 2007 Account Payable and 2008 Legal Retainer	$67,730

The accompanying notes are an integral part of these financial statements.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(UNAUDITED)

Note 1 - Basis of presentation, organization and significant accounting policies

Basis of presentation

The unaudited consolidated financial statements have been prepared by Triton Distribution Systems, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the period ended December 31, 2007 included in the Company's Current Report on 10-KSB filed with the Securities and Exchange Commission on April 17, 2008. The results for the three months ending March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Our core competency is designed for the electronic distribution of travel inventory from airlines, car rental companies, hotels, tour and cruise operators, and other travel sellers to travel agencies and their clients.

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

The accompanying consolidated financial statements include the accounts of Triton Distribution Systems, Inc. (formerly Petramerica Oil, Inc.), a Colorado corporation and its wholly owned subsidiaries; Triton Distribution Systems Philippines, Inc. (“Triton Philippines”), a corporation organized under the laws of the Philippines; and Triton Distribution Systems Beijing (“Triton Beijing”), a Chinese Corporation. All inter-company accounts and transactions have been eliminated in consolidation. Triton Distribution Systems Philippines Inc. was formed in May 2006 with an office in Manila, Philippines.  In August 2007, as a consequence of these internal issues with Philippine Airlines, we ceased our operations in the Philippines until these issues are resolved.  In September 2007 we dissolved our Philippine subsidiary. Triton Distribution Systems (Beijing) was formed in November 2006. Since November 2006 operations have been primarily involved sales and marketing activities.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(UNAUDITED)

On December 12, 2005 the Company opened an office in Manila, Philippines. The subsidiary in the Philippines, Triton Distribution Systems Philippines Inc. (“Triton Philippines”), was formed on May 29, 2006 as a corporation (60% Filipino owned, 40% foreign owned), organized under the laws of the Republic of the Philippines. Triton Philippines had an authorized capital stock of two million pesos (PHP) (US$40,000) divided into 20,000 shares with a par value of 100 pesos per share. The original ownership group of five individuals was issued 5,000 shares in the aggregate and included the President of the Company as a 20% owner. Thus, there remained unissued and unsubscribed shares of 15,000 in the amount of 1.5 million pesos (US$30,000) available for subscription by foreign subscribers which was subsequently subscribed for in January of 2007 and fully paid by inward remittances that had occurred subsequent to June 2006 by the Company.  To complete the process of establishing TDS as the majority foreign equity holder in Triton Philippines, the authorized capital stock of Triton Philippines was increased from two million Pesos (US$40,000) to thirty million Pesos (US$600,000) as of August 23, 2006. Under Philippine law, inward remittances by TDS towards the operations of its subsidiary, Triton Philippines, may be treated as an increase in authorized capital stock. Under this increase, the minority stockholders waived their rights to subscribe to their proportionate share in the issuance of 280,000 shares of stock with total par value of Twenty Eight Million Pesos (US$560,000).  This resulted in the Company owning approximately 98% of Triton Philippines and this transaction was completed in February 2007.  The President of Triton Philippines still currently owns 0.33% of Triton Philippines.

During the initial discovery phase of our project at Philippine Airlines we encountered certain internal issues that put the project in jeopardy. As a consequence in order to conserve resources, we ceased our operations in the Philippines and provided Philippines Airlines an opportunity to resolve their internal issues.  In August of 2007 the Company ceased operation in the Philippines and as a result its legal entity will be dissolved.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(UNAUDITED)

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents.  From time to time we exceed the FDIC $100,000 insurance limit. The deposits made in foreign banks are not insured which amounted to $1202 as of March 31, 2008. The Company has not experienced any losses, nor do we anticipate incurring any losses related to this credit risk.  The Company had $0 that exceeded insurance limits as of March 31, 2008.

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
MARCH 31, 2008

(UNAUDITED)

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
MARCH 31, 2008

(UNAUDITED)

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

Loss per share

The Company reports loss per share in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. The Company excludes equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is anti-dilutive to earnings per share. For the periods presented, all equity instruments are considered anti-dilutive.

Recently issued accounting pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is an interpretation of SFAS No. 109. FIN 48 prescribes a recognition threshold and a measurement standard for recognition and measurement in the financial statements of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We adopted FIN 48 on January 1, 2007, which has not had a material effect on our operations.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), providing companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of its choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective on January 1, 2008. We are currently evaluating the impact of the adoption of this statement on our financial statements.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(UNAUDITED)

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

Management has been historically successful at raising capital to fund the Company’s short-term obligations and operating needs.  The Company’s plan to continue as going concern, for at least the next twelve months, includes: raising capital through a long-term debt financing arrangement; further equity issuances; small, targeted acquisitions in China and Europe that may provide an immediate revenue stream; and an overall reduction in operating expenses by cutting employees and limiting travel and related expenses.  While the Company believes its plans ultimately will resolve the going concern issue, there is no assurance that the intended results will occur.

In the event the Company is unsuccessful in its plans to finance operations through the above means it could be forced to significantly reduce or suspend altogether its level of operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(UNAUDITED)

Note 3 - Furniture and equipment

The cost of furniture and equipment consisted of the following:

	March	December
	31, 2008	31, 2007

Computer equipment	$162,485	$162,360
Software	67,182	67,182
Office equipment	94,323	94,294
Furniture and fixtures	74,924	74,925
Tenant improvements	117,173	137,299
	516,087	536,060
Less accumulated depreciation	(194,232)	(171,857)
	$321,855	$364,203

Depreciation expense was $31,881, $29,751, and $231,538 for the three months ended March 31, 2008 and the three months ended March 31, 2007, and for the period from inception (January 10, 2006) to March 31, 2008, respectively.

Note 4 - Notes payable - related party

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

At March 31, 2008 the entire $3,000,000 of the Loan was outstanding.  The Company recorded $2,884,381 as discount on loan to account for value of the warrants. The Company has reviewed the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and has determined that the warrants do not qualify for derivative accounting and accounted for the warrants under APB No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The discount is being amortized over the life of the loan to interest expense. For the three months ended March 31, 2008 we amortized $2,229,013.04 of the discount to loan interest expense.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(UNAUDITED)

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

The Company has not paid the above mentioned loans and accrued interest amounted to $302,480 as of March 31, 2008.

From October and November 2007 we entered into short-term loan arrangements of $469,000 and $20,000 with our CEO and CFO, respectively.  The loans accrue interest at 12% and are due upon receipt of sufficient financing.

From January to March 2008 the Company entered into several one month short-term loan arrangements with other investors totaling $950,000 with 12% interest (1.5% per month extra in event of default) expiring on dates between February 11, 2008 and April 18, 2008.  The Company did not repay the notes when due and is currently accruing interest at the default interest rate of 1.5% per month on the unpaid principal balance.

From April to May 2008 the Company entered into several one month short-term loan arrangements with other investors totaling $360,000 with 12% interest (1.5% per month extra in event of default) expiring on dates between May 15, 2008 and June 19 The Company did not repay the notes when due and is currently accruing interest at the default interest rate of 1.5% per month on the unpaid principal balance.

From October and November 2007 we entered into short-term loan arrangements of $469,000 and $20,000 with our CEO and CFO, respectively.  The loans accrue interest at 12% and are due upon receipt of sufficient financing.

In January, 2008 we entered into short-term loan arrangements of $3,000 with our CFO, The loans accrue interest at 12% and are due upon receipt of sufficient financing.

The Company has not paid the above mentioned loans and accrued total interest amounted to $38,512 as of March 31, 2008.

Our notes payable, net of unamortized discounts, of $757,447.29 at March 31, 2008 are due prior to December 31, 2008 and classified as current.

Note 6 - Stockholders' equity

On May 28, 2008, we set aside 2,000,000 shares of stock from the 2006 Equity Incentive Plan for payments towards qualified legal fees incurred in 2008.

In January 2008 we obtained, through entry into short-term financing arrangements, obtained an additional $1,128,000.  The notes carry 12% annual interest rates and expire between February and May 2008. The Company has not repaid any of these notes and is currently in default.

On January 17, 2008 our legal counsel accepted 112,168 shares of stock as payment on account towards the balance due as of December 31, 2007.  The value of the payment was $38,137 prices at .34, or .40 less a 15% discount to market on the closing date of January 16, 2008.  The remaining amount was not eligible for payment via stock.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(UNAUDITED)

In addition 57,156 shares valued at .34, or .40 less a 15% discount to market  on January 16, 2008, were issued to our legal counsel as payment toward a retainer used in the defense of  the Terry et al vs. Triton matter.

In November 2007, the Company issued to a consulting firm 1,000,000 shares of common stock. The Company valued the shares on grant date based on the closing price on that date. The total value of the shares issued was $630,000.

In September 2007 the Company issued 186,875 shares of common stock at $0.80 per share for the exercise of warrants for total consideration of $149,501.

From July to September 2007 the Company issued 38,478 shares of common stock at $0.80 per share for cashless exercise of employee stock options.

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
MARCH 31, 2008

(UNAUDITED)

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

Stock Options

In December 2007 options were approved by the board of directors for the grant of options to employees: 324,852 options were granted to new employees and for promotions at an exercise price of .38. The shares vest over 2 years. The price was determined on the day the last board member approved the grant January 7, 2008.  The grant notices were distributed to employees January 18, 2008 and were not included in the 2007 or 2008 option expense calculation.  361,780 shares were issued as a bonus to employees at an exercise price of .38, The shares vest over one year. This grant has not been distributed or communicated to the employees as of June 12, 2008. Moreover, 548,904 shares were issued to managers at an exercise price of .38 this grant has not been distributed or communicated to the employees the shares vest upon issuance.

On June 12, 2006, the Company's board of directors approved the Triton Distribution Systems, Inc. 2006 Equity Incentive Plan (the “Plan”).  The Plan originally provided for the issuance of 4,300,000 shares but was subsequently amended on September 11, 2007 and now provides for the issuance of up to 8,600,000 shares under the Amended Plan.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(UNAUDITED)

Prior to July 14, 2006	Risk-free interest rate	4.50%
	Expected life of the options	3.00 years
	Expected volatility	22%
	Expected dividend yield	0

For options Granted	Risk-free interest rate	4.50%
December 01, 2006	Expected life of the options	3.00 years
	Expected volatility	86%
	Expected dividend yield	0

For options Granted	Risk-free interest rate	4.50%
March 02, 2007	Expected life of the options	3.00 years
	Expected volatility	121%
	Expected dividend yield	0

For options Granted	Risk-free interest rate	4.75%
June 11, 2007	Expected life of the options	3.00 years
	Expected volatility	164%
For options Granted	Risk-free interest rate	4.75%
September 11, 2007	Expected life of the options	3.00 years
	Expected volatility	171%
	Expected dividend yield	0

For options Granted	Risk-free interest rate	3.95%
January, 18 2008	Expected life of the options	3.00 years
	Expected volatility	192%
	Expected dividend yield	0

The following table illustrates our stock option activity from inception (January 10, 2006) through March 31, 2008.

Option Shares	Options	Weighted Ave.	Aggregate
	Outstanding	Exercise Price	Intrensic Value
Outstanding at January 10, 2006	-	$-	$-
Granted	3,008,325	$1.67	$0.94
Exercised	99,478	$0.80	$0.17
Forfeited and cancelled	1,069,940	$2.07	$1.03
Outstanding at March 31, 2008	1,838,907	$1.61	$0.93

As of March 31 2008, 2,584, 797 outstanding options have vested.

No options were granted in  the quarter ended March 31, 2008, the weighted average remaining contractual life of options outstanding is 9.12 years.

As of March 31, 2008, there was $537,270.52 of total unrecognized compensation cost related to non-vested options granted under the plan. That cost is expected to be recognized over the 3 year life of the options.

On June 12, 2006, the Company's board of directors approved the Triton Distribution Systems, Inc. 2006 Equity Incentive Plan (the “Plan”) that provides for the issuance of up to 4,300,000 shares under the Plan.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(UNAUDITED)

The board increased the option plan to 8,600,000 shares on September 11, 2007.

The Company recognized $120,750 $417,966 and $2,055,645 in stock option-based compensation expense for the three months ended March 31, 2008, for the period from inception (January 10, 2006) to March 31, 2007 and for the period from inception (January 10, 2006) to March 31, 2008, respectively. The fair value of our stock options are estimated using the Black-Scholes option pricing model.

On May 28, 2008, we set aside 2,000,000 shares of stock from the 2006 Equity Incentive Plan for payments towards qualified legal fees incurred in 2008.

Warrants

From time to time the Company issues warrants to non employees in connection with the entry into various financing arrangements.  The following table private placement offerings and shares issued for other services as described above.  The following table is a summary of the warrant activity:

Below is a summary of the warrant activity:

Warrants	Warrants Outstanding	Weighted Ave. Exercise Price	Aggregate Intrinsic Value

Outstanding at January 10,2006	1,614,742	$0.80
Granted	2,075,000	$2.90	$0.78
Exercised	186,875	$0.80
Forfeited and cancelled	-
Outstanding at March 31,2008	3,502,867	$1.98	$0.78

The Company estimates the fair value of warrants using a Black-Scholes valuation model.  The assumptions used in estimating the fair value of the warrants issued on the date of grant are as follows:

For Warrants Issued	Risk-free interest rate	4.50%
In 2006	Expected life of the options	5.00 years
	Expected volatility	22%
	Expected dividend yield	0

For Warrants Issued	Risk-free interest rate	4.50%
In 2007	Expected life of the options	5.00 years
	Expected volatility	164%
	Expected dividend yield	0

For Warrants Issued in February,	Risk-free interest rate	3.95.%
2008	Expected life of the options	3.00 years
	Expected volatility	197%
	Expected dividend yield	0

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(UNAUDITED)

For Warrants Issued in March,	Risk-free interest rate	3.95.%
2008	Expected life of the options	3.00 years
	Expected volatility	207%
	Expected dividend yield	0

The weighted average fair value of the warrants issued was $1.44 and $1.82 for the years ended December 31, 2007 and 2006, respectively.

The warrants issued during the year ended December 31, 2007 in the amount of $2,884,381 were initially recorded as a discount to notes payable.  The Company recognized $1,498,034 of interest expense related to the amortization of the discount in the period ended March 31, 2008.  The value of the warrants issued in 2006 reflected a reduction in the net amount of proceeds received in the private placements noted above.

The warrants issued in Q1 of 2008 were attached to short terms notes issued in 2008. The warrants were issued by the CEO from the CEOs personal shares for the benefit of the company.  The shares were valued using the Black-Scholes valuation model.

As of March 31, 2008, all of the warrants are vested. All warrants begin to expire in 2011.

Note 7 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	March 31, 2008	December 31, 2008
Deferred tax assets:
Federal net operating loss	$4,956,715	$4,276,973
State net operating loss	1,424,252	1,228,936
Equity compensation	2,505,547	2,171,383
Total deferred tax assets	8,886,514	7,677,292
Less valuation allowance	(8,886,514)	(7,677,292)
Total	$-	$-

At March 31, 2008, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $4,956,715 and $1,424,252, respectively. Federal NOLs could, if unused, expire in 2021. State NOLs, if unused, could expire in 2011.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(UNAUDITED)

The valuation allowance increased by $1,209,222, $1,013,043 and $ 8,886,514 the three months ended March 31, 2008, for the three months ended March 31, 2007 and for the period from inception (January 10, 2006) to March 31, 2008, respectively. The Company has provided a 100% valuation allowance on the deferred tax assets at March 31, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the period from inception (January 10, 2006) to March 31, 2008 is as follows:

Federal income tax rate	(34.0%)
State tax, net of federal benefit	(6.0%)
Equity compensation	15.6%
Non-deductible items	0.2%
Increase in valuation allowance	24.2%

Effective income tax rate	0.0%

We have considered the implications of FIN 48 Uncertain Tax Positions and believe that all of our positions taken in tax filings are more likely than not to be sustained on examination by tax authorities. In the event that a taxing authority challenged a position taken by us, no actual liability for tax would result since we have available tax loss carry forwards which would be applied in those circumstances.

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

Leases

The Company leases office space in an office building in Sausalito, California under an operating lease agreement that expires in May 2010. The lease provides for current monthly lease payments of $28,414 which increase over the term of the lease. The Company also leases office space in Beijing, China that expires in September 2008, respectively.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(UNAUDITED)

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating
Leases
Period ending March 31,
2008	294,033
2009	339,716
2010	200,137
2011	41,514
2012	-

The Company incurred rent expense of $133,504, $135,499 and $901,161 for the three months ended March 31, 2008, for the three months ended March 31, 2007 and for the period from inception (January 10, 2006) to March 31, 2008, respectively.

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

Total interest paid to the related party loans amounted to $320,390 for the period ended March 31, 2008.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(UNAUDITED)

From January to March, 2008, Gregory Lykiardopoulos contributed 2,480,000 shares of common stock to investors and lenders on behalf of the Company. There shares are valued at  $501,909.93 which is recorded as finance expense and paid in capital for the Company.

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

Quarterly financial information for the three month periods ending March 31, 2007, June 30, 2007, and September 30, 2007 as restated, is presented below:

 As Restated

Income Statement	3 Months Ended March 31, 2007	3 Months Ended June 30, 2007	6 Months Ended June 30, 2007	3 Months Ended September 30, 2007	9 Months Ended September 30, 2007

Operating expenses	2,502,084	4,020,411	6,522,495	2,126,462	8,641,243
Operating loss	2,502,084	4,020,411	6,522,495	2,126,462	8,648,957
Net loss	$2,509,674	$4,042,557	$6,552,231	$2,878,175	$9,430,406
Net loss per share	$0.06	$0.09	$0.14	$0.06	$0.20

Balance Sheet	As of March 31, 2007		As of June 30, 2007		As of September 30, 2007

Prepaid compensation (asset)	706,541		-
Prepaid expenses	13,790		1,004,179		39,850
Additional paid in capital	427,067		3,621,141		3,784,606
Note payable, net	-		77,079		778,242
Common stock	10,408,594		13,430,726		13,611,009

As Reported

Income Statement	3 Months Ended	3 Months Ended	6 Months Ended	3 Months Ended	9 Months Ended
	March 31, 2007	June 30, 2007	June 30, 2007	September 30, 2007	September 30, 2007

Operating expenses	3,006,064	3,186,766	6,192,831	2,126,463	8,641,243
Operating loss	3,006,064	3,186,766	6,192,831	2,126,463	8,641,243
Net loss	$3,013,655	$3,208,910	$6,222,565	$2,719,663	$9,271,893
Net loss per share	$0.07	$0.07	$0.14	$0.06	$0.20

Balance Sheet	As of March 31, 2007		As of June 30, 2007		As of September 30, 2007

Prepaid compensation (asset)
Prepaid expenses	13,790		42,719		39,850
Additional paid in capital	958,225		4,014,143		2,900,225
Note payable, net	-		-		1,504,110
Common stock	9,674,879		11,823,679		13,611,009

Item 2.	Management's Discussion and Analysis or Plan of Operations

Special Note Regarding Forward-Looking Information

This Quarterly Report of Triton Distribution Systems, Inc. on Form 10-QSB contains certain “forward-looking statements” All statements in this Quarterly Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions are forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements regarding expanding the use of our technologies in existing and new markets; diversification of sources of potential revenue; our expected profit margin from all product sales; the future impact of our critical accounting policies, including those regarding revenue recognition, allowance for doubtful accounts, accounting for income taxes, and stock-based compensation; statements regarding the sufficiency of our cash reserves; and our expected rate of return on investments, if any.  Actual results may differ materially from those discussed in these forward looking statements due to a number of factors, including: the rate of growth of the markets for our technology; the accuracy of our identification of critical accounting policies and the accuracy of the assumptions we make in implementing such policies; the accuracy of our estimates regarding our taxable income and cash needs for the next twelve months; and fluctuations in interest rate and foreign currencies These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements.  Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Risk Factors” as well as elsewhere in our Annual Report on Form 10-KSB for the year ended December 31, 2007. All forward-looking statements  included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor. You should consider the factors affecting results and risk factors listed from time to time in our filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-KSB, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports. Such filings are available on our website, free of charge, at www.tritonds.com, but the information on our website does not constitute part of this Annual Report.

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

As of March 31, 2008 we have no internally developed intangible assets.

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

Debt issuances throughout the period ended March 31, 2008, all of which are short-term, has resulted in a working capital deficit of approximately $1.4 million at March 31, 2008.  As of March 31, 2008 we had approximately $5.2 million in loans that mature on or prior to July 1, 2008.  Of this amount, $3 million, plus accrued interest, may be converted to shares of Company common stock any time prior to its maturity on July 1, 2008 at the sole discretion of the loan holder. The remaining balances of our notes as of March 31, 2008 do not contain any conversion options. See Note 5 of our consolidated financial statements for a complete description of the terms of our loans payable at March 31, 2008.

For the period ended March 31, 2008 we received $67,730 from issuances of our common stock $60,675 was applied towards account payable for legal fees and $7,055 was applied to prepaid legal expenses.  Throughout the period we issued an aggregate 169,324 shares of our common stock for compensation to our legal counsel.  We recognized approximately $120,750 in stock based compensation for options issued to our employees.  The value of the amount issued to third party service providers was approximately $272,500 which is being recognized over the remaining lives of the corresponding service contracts. See Note 6 of our consolidated financial statements for a complete description of our stock issuances during the period ended March 31,2008.

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

Results of Operations

Revenue

We have not generated any revenue since our inception on January 10, 2006.  We have made significant progress in the development of our technology and have entered into a series of distribution agreements as of March 31, 2008.  Based on these agreements and improvements we have made to our technology our objective is to emerge from the development stage during fiscal year 2008.

Operating Expenses

Our operating expenses from inception to March 31, 2008 were $19,083,474 which consisted of payroll and related benefits of $10,197,411, professional fees of $ 4,820,542, marketing and advertising of $580,631 and other general and administrative expenses of $3,484,890

Interest expense from inception to March 31, 2008 was $483,960 which consisted of interest accrued on the notes payable to related parties and interest income for the same period was $67,796.

Related Parties

During the fiscal years ending December 31, 2006 and December 31, 2007, and the three month period ending March 31, 2008, we borrowed money from share holders and officers to meet operating cash flow, see “Note 9” of the financial statements.

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

Employees

Our employee head count was 37 as of March 31, 2008.

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

As of the date of this amended quarterly report, our audit committee consists of Adrie Reinders and Jay McCann. Mr. Khaled Magdy El-Marsafy, resigned from our Audit Committee on November 12, 2007.

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

The Company has had discussions with its independent registered public accounting firm with respect to the valuation and disclosure of equity securities issued to employees.

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

On or around November 1, 2007, a complaint was filed in Marin County Superior Court, Case No. CV07-5186, by Grace Terry, Georgia Schley, and Serena McCallum (“Plaintiffs”) against Gregory Lykiardopoulos (“Lykiardopoulos”), Internet Travel Technologies, Inc. (“ITT”), the Company, as well as numerous other entities and individuals (collectively, the “Defendants”).  The Plaintiffs allege that they made loans, collectively, in an amount of less than $200,000 to GRS Networks, Inc. (“GRS”) or possibly others in 2004 or 2005.  They allege that oral agreements were created enabling them to convert the funds they claim they loaned to GRS to equity or shares in ITT or TDS.  The Plaintiffs are all relatives of Walter Terry (allegedly his mother, sister, and domestic partner), who Plaintiffs allege acted as a “dual agent” representing them and the Defendants in connection with the purported loans. Based on these facts, the Plaintiffs assert causes of action for (1) breach of oral contract, (2) breach of the implied covenant of good faith and fair dealing, (3) intentional interference with contract, (4) intentional interference with prospective economic advantage, (5) breach of fiduciary duty, (6) fraud, and (7) violation of Corporations Code § 25401.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a) Exhibits

Number	Exhibit

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Line of Credit Loan Agreement dated March 28, 2007, by and between JMW Fund, LLC and Triton Distribution Systems, Inc. (1)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1) Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRITON DISTRIBUTION SYSTEMS, INC.

June 13, 2008	By:	/s/ Gregory Lykiardopoulos
Gregory Lykiardopoulos
Chief Executive Officer