Form 10QSB/A
period 2008-03-31
Triton Distribution Systems, Inc.
filed 2008-07-08
CIK 1309541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-QSB/A

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of �large accelerated filer�, �accelerated filer� and �smaller reporting company� in Rule 12b-2 of the Exchange Act. (Check one)

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

EXPLANATORY NOTE:

The Registrant is filing this Amendment No. 1 to Form 10-QSB to amend its Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2008 (the "Original Filing") filed on June 13, 2008, with the Securities and Exchange Commission in order to amend the filing to disclose that the financial statements are unaudited and have not been reviewed by Moore Stephens Wurth Frazer and Torbet, LLP our independent auditors as required by the form.

This Amendment does not amend any other information previously filed in the Original Filing. The Original Filing is hereby superseded and amended with respect to this Amendment No. 1.

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

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Statements of Operations

	3 Months Ended	3 Months Ended	(January 10,
	Ended	Ended	2006) to
	March 31,	March 31,	March 31,
	2008	2007	2007
	(unaudited)		(unaudited)

NET SALES	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
Payroll and related benefits	1,166,280	1,339,860	10,197,411
Professional fees	376,327	726,787	4,820,542
Marketing and advertising	22,848	108,543	580,631
Other general and administrative expenses	274,056	326,894	3,484,890

TOTAL OPERATING EXPENSES	1,839,511	2,502,084	19,083,474

LOSS FROM OPERATIONS	(1,839,511)	(2,502,084)	(19,083,474)

OTHER INCOME (EXPENSE)
Interest income	8	16,997	67,796
Note Amort Interest expense � related party	(740,586)	-	(2,151,934)
Interest Expense	(175,020)	-	(483,960)
Finance expense	(527,968)	-	(716,468)
Loss on disposal of assets	-	(30,373)	-

TOTAL OTHER INCOME (EXPENSE)	(1,443,566)	(13,376)	(3,284,566)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,283,077)	(2,515,460)	(22,368,040)

PROVISION FOR INCOME TAXES
MINORITY INTEREST IN LOSS	-	5,785	7,715

NET LOSS	(3,283,077)	(2,509,675)	(22,360,325)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustment	(10,682)	(16,785)	(23,394)

COMPREHENSIVE LOSS	$(3,293,759)	$(2,526,460)	$(22,383,719)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.07)	$(0.06)	$(0.47)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	47,304,183	39,531,230	47,398,251

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(UNAUDITED)

Note 1 - Basis of presentation, organization and significant accounting policies

Basis of presentation

The unaudited consolidated financial statements have been prepared by Triton Distribution Systems, Inc. (the �Company�), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the period ended December 31, 2007 included in the Company's Current Report on 10-KSB filed with the Securities and Exchange Commission on April 17, 2008. The results for the three months ending March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Organization and line of business

Triton Distribution Systems, Inc. (�TDS�) was incorporated in the State of Nevada on January 10, 2006. On July 10, 2006, TDS entered into an exchange agreement with Petramerica Oil, Inc. (�Petra�), a publicly traded company.  Subsequent to the exchange agreement, the acquisition was accounted for as a reverse acquisition of Petra by TDS resulting in a recapitalization of TDS for accounting purposes, the Company changed its name to Triton Distribution Systems, Inc.

The Company is a commercially established, �next generation� web-based travel services distribution business.  The Company has developed a proprietary technology platform that provides considerable pricing advantages, better distribution methods and superior travel product offerings compared to established competitors.  The travel marketplace is a global arena in which millions of �buyers� (travel agents and consumers) and �sellers� (hotels, airlines, car rental agencies, cruise ship lines, tour operators and entertainment companies) intersect.

Our core competency is designed for the electronic distribution of travel inventory from airlines, car rental companies, hotels, tour and cruise operators, and other travel sellers to travel agencies and their clients.

The Company is currently a development stage company under the as defined by  Statement of Financial Accounting Standards ("SFAS") No. 7 Accounting and Reporting by Development Stage Enterprises as it has not generated revenues since its inception.  The accompanying financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (�US GAAP�)

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Triton Distribution Systems, Inc. (formerly Petramerica Oil, Inc.), a Colorado corporation and its wholly owned subsidiaries; Triton Distribution Systems Philippines, Inc. (�Triton Philippines�), a corporation organized under the laws of the Philippines; and Triton Distribution Systems Beijing (�Triton Beijing�), a Chinese Corporation. All inter-company accounts and transactions have been eliminated in consolidation. Triton Distribution Systems Philippines Inc. was formed in May 2006 with an office in Manila, Philippines.  In August 2007, as a consequence of these internal issues with Philippine Airlines, we ceased our operations in the Philippines until these issues are resolved.  In September 2007 we dissolved our Philippine subsidiary. Triton Distribution Systems (Beijing) was formed in November 2006. Since November 2006 operations have been primarily involved sales and marketing activities.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(UNAUDITED)

On December 12, 2005 the Company opened an office in Manila, Philippines. The subsidiary in the Philippines, Triton Distribution Systems Philippines Inc. (�Triton Philippines�), was formed on May 29, 2006 as a corporation (60% Filipino owned, 40% foreign owned), organized under the laws of the Republic of the Philippines. Triton Philippines had an authorized capital stock of two million pesos (PHP) (US$40,000) divided into 20,000 shares with a par value of 100 pesos per share. The original ownership group of five individuals was issued 5,000 shares in the aggregate and included the President of the Company as a 20% owner. Thus, there remained unissued and unsubscribed shares of 15,000 in the amount of 1.5 million pesos (US$30,000) available for subscription by foreign subscribers which was subsequently subscribed for in January of 2007 and fully paid by inward remittances that had occurred subsequent to June 2006 by the Company.  To complete the process of establishing TDS as the majority foreign equity holder in Triton Philippines, the authorized capital stock of Triton Philippines was increased from two million Pesos (US$40,000) to thirty million Pesos (US$600,000) as of August 23, 2006. Under Philippine law, inward remittances by TDS towards the operations of its subsidiary, Triton Philippines, may be treated as an increase in authorized capital stock. Under this increase, the minority stockholders waived their rights to subscribe to their proportionate share in the issuance of 280,000 shares of stock with total par value of Twenty Eight Million Pesos (US$560,000).  This resulted in the Company owning approximately 98% of Triton Philippines and this transaction was completed in February 2007.  The President of Triton Philippines still currently owns 0.33% of Triton Philippines.

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

In September of 2006 the Company opened another office in Beijing, China. The subsidiary in China, Triton Distribution Systems (Beijing) (�Triton Beijing�) was formed November of 2006 as a Wholly Foreign Owned Enterprise under the laws and regulations of the government of the People�s Republic of China.  The Company is required to make a total investment in Triton Beijing of $250,000 U.S. Dollars (USD).  The registered capital of Triton Beijing is to be $175,000 USD of which 15% of this amount was required to be contributed within 90 days of formation.  The Company has complied with this requirement by making the initial funding in January of 2007. On February 08, 2007 the Company transferred $26,250 USD as the initial deposit. The remaining amount ($148,750) must be contributed within 2 years of the issuance of the business license.  The business license was issued on April 26, 2007.  Triton Beijing�s business license has a term of 20 years that is renewable upon appropriate approval.

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

Website development costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when put into service, and are being amortized over three years. The Company accounts for these costs in accordance with Emerging Issues Task Force (�EITF�) 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.

Intangible assets

The Company�s intangible asset was acquired and is carried at its purchase price, net of accumulated amortization, which approximates fair value. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluates its intangible assets for impairment, on a periodic basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and is written down to its appropriate fair value on the date of impairment.  Amortization is computed using the straight-line method over the estimated useful life of the intellectual property of ten years.

Revenue recognition

The Company applies the guidance within SEC Staff Accounting Bulletin No. 104, �Revenue Recognition in Financial Statements� (�SAB 104�) to determine when to properly recognize revenue. SAB 104 states that revenue generally is realized or realizable and earned when persuasive evidence of an arrangement exists, services have been rendered, the seller's price to the buyer is fixed or determinable and collectability is reasonably assured.

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

Leases

The Company accounts for its leases under the provisions of SFAS No. 13,   Accounting for Leases, and subsequent amendments, which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes.  The Company�s office leases are treated as current operating expenses.  The office leases contain certain rent escalation clauses over the life of the leases.  The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line method over the term of the lease.  The difference between rent expense recorded and the amount paid is credited or charged to �accrued lease liability� on the accompanying consolidated balance sheet.

Foreign currency translation

The Company�s reporting currency is the US dollar (�USD�).  The Company�s Chinese subsidiary�s financial records and books are maintained in its local currency, Renminbi (RMB), as its functional currency.  The Company�s former Philippines subsidiary�s financial records and books are maintained in its local currency, Peso (PESO), as its functional currency.  Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate, at the end of the period.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders� equity.  Since cash flows are translated at average translation rates for the period, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are immaterial to the consolidated financial statements.

Stock based compensation

The Company accounts for stock option grants in accordance with SFAS No. 123(R), Share-Based Payment. The Company records the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award�the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using a Black-Scholes option-pricing model. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award, if any, over the fair value of the original award.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(UNAUDITED)

On January 1, 2007, the Company adopted Financial Accounting Standards Board (�FASB�) Interpretation No. 48, Accounting for Uncertainty in Income Taxes � an interpretation of FASB Statement No. 109 (�FIN 48�). The Interpretation gives guidance related to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.

Comprehensive Income

The Company reports comprehensive income / (loss) and its components in accordance with SFAS No. 130, Reporting Comprehensive Income. The Company�s comprehensive income / (loss) is comprised of net income / (loss) and foreign currency translation adjustments.

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

In December 2007, the FASB issued SFAS No. 160, �Noncontrolling Interests in Consolidated Financial Statements � an amendment of ARB No. 51�. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the year ending December 31, 2009, and the interim periods within that fiscal year. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial statements.

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

Management has been historically successful at raising capital to fund the Company�s short-term obligations and operating needs.  The Company�s plan to continue as going concern, for at least the next twelve months, includes: raising capital through a long-term debt financing arrangement; further equity issuances; small, targeted acquisitions in China and Europe that may provide an immediate revenue stream; and an overall reduction in operating expenses by cutting employees and limiting travel and related expenses.  While the Company believes its plans ultimately will resolve the going concern issue, there is no assurance that the intended results will occur.

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

Note 4 - Notes payable - related party

On March 28, 2007 the Company entered into a Line of Credit Agreement with JMW Fund, LLC (�JMW�) to receive up to $1,000,000 for six months.  The Company paid a $10,000 commitment fee related to the Line of Credit.

On June 28, 2007 the Line of Credit became part of a $3,000,000 Convertible Senior Note Agreement (Loan) between the Company, JMW, San Gabriel Fund LLC, Underwood Family Partners LTD., and Battersea Capital Inc (Lenders).  The Loan began accruing interest at 1% per month on July 1, 2007 and matures on July 1, 2008, if not prepaid without penalty. The Lenders, at their sole discretion, may convert the outstanding principal balance into shares of common stock at an exercise price of $3.00 per share including a cashless exercise option.  The accrued interest, at the time of conversion, may be paid in either cash or shares of common stock at the Company�s discretion.

Pursuant to the terms of the Convertible Note, the Company agreed to a commitment fee via the issuance of warrants exercisable for an aggregate of 2,000,000 shares of the Company�s common stock at an exercise price of $3.00 per share for five years, including a cashless exercise option. The Company agreed to register the shares underlying the warrants no later than December 31, 2007. Additionally, the Company agreed to �piggyback� register the shares underlying the warrants in any future registration prior to the expiration date, if any.  Finally, the warrants contain certain adjustment provisions related to issuing equity instruments at prices lower than the current exercise price.

At March 31, 2008 the entire $3,000,000 of the Loan was outstanding.  The Company recorded $2,884,381 as discount on loan to account for value of the warrants. The Company has reviewed the provisions of EITF 00-19 �Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company�s Own Stock� and has determined that the warrants do not qualify for derivative accounting and accounted for the warrants under APB No. 14 �Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants�. The discount is being amortized over the life of the loan to interest expense. For the three months ended March 31, 2008 we amortized $2,229,013.04 of the discount to loan interest expense.

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

In connection with the September 2006 private placement offerings, the Company issued a warrant to purchase 185,000 shares of the Company common stock for $0.80 per share. The warrants expire five years from the date of issuance. The value of the warrants of $43,293 issued to the placement agent is considered additional offering cost. The value of the warrants was calculated using the Black-Scholes model using the following assumptions: discount rate of 4.5%; volatility of 22%; dividend yield of 0%; and expected terms of 5 year. The impact of recording the value of the warrants in the financial statements is $0 as the Company increased stockholders� equity by $43,293 for the issuance of these warrants and decreased stockholders� equity by the same amount to record the value of these warrants as offering costs.

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

In July 2006, in connection with the private placement offering described above, the Company�s original investors agreed to cancel an aggregate of 6,218,958 of their shares upon the successful completion of selling at least $5,000,000 in the private placement.

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

On June 12, 2006, the Company's board of directors approved the Triton Distribution Systems, Inc. 2006 Equity Incentive Plan (the �Plan�).  The Plan originally provided for the issuance of 4,300,000 shares but was subsequently amended on September 11, 2007 and now provides for the issuance of up to 8,600,000 shares under the Amended Plan.

The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model.  The exercise price of all options outstanding equals the closing market value of the Company�s common stock on the grant date. Expected volatilities are based on historical volatility of similar companies for the expected term of the option considering characteristics such as industry, stage of life cycle, size, financial leverage, and other factors.  The expected dividend yield is based on the history our having never paid dividends and our expectation that we will not pay dividends in the near future.  The following reflects the significant assumptions used to estimate the fair value of options on the corresponding grant dates:

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

On June 12, 2006, the Company's board of directors approved the Triton Distribution Systems, Inc. 2006 Equity Incentive Plan (the �Plan�) that provides for the issuance of up to 4,300,000 shares under the Plan.

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

Contracts

In order to obtain and distribute travel products, the Company has entered into agreements with travel sellers and telecommunications service and infrastructure providers. All of these agreements may be terminated by either party on 30 days written notice to the other. Each agreement provides for the payment by travel sellers of customary travel commissions to the Company�s travel agent buyers and to the Company. All of the agreements are non-exclusive to the Company. There are no minimums or required monthly obligations for any of these agreements.

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

Note 9 - Related parties

On March 28, 2007 the Company entered into a Line of Credit Agreement with JMW Fund, LLC (�JMW�) owned by a director to receive up to $1,000,000 for six months.

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

Note 10 � Restatement of prior quarter financial statements

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

Special Note Regarding Forward-Looking Information

This Quarterly Report of Triton Distribution Systems, Inc. on Form 10-QSB contains certain �forward-looking statements� All statements in this Quarterly Report other than statements of historical fact are �forward-looking statements� for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as �may,� �will,� �expects,� �believes,� �plans,� �estimates,� �potential,� or �continue,� or the negative thereof or other and similar expressions are forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements regarding expanding the use of our technologies in existing and new markets; diversification of sources of potential revenue; our expected profit margin from all product sales; the future impact of our critical accounting policies, including those regarding revenue recognition, allowance for doubtful accounts, accounting for income taxes, and stock-based compensation; statements regarding the sufficiency of our cash reserves; and our expected rate of return on investments, if any.  Actual results may differ materially from those discussed in these forward looking statements due to a number of factors, including: the rate of growth of the markets for our technology; the accuracy of our identification of critical accounting policies and the accuracy of the assumptions we make in implementing such policies; the accuracy of our estimates regarding our taxable income and cash needs for the next twelve months; and fluctuations in interest rate and foreign currencies These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements.  Among the factors that could cause actual results to differ materially are the factors detailed under the heading �Risk Factors� as well as elsewhere in our Annual Report on Form 10-KSB for the year ended December 31, 2007. All forward-looking statements  included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor. You should consider the factors affecting results and risk factors listed from time to time in our filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-KSB, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports. Such filings are available on our website, free of charge, at www.tritonds.com, but the information on our website does not constitute part of this Annual Report.

As used herein, unless the context otherwise requires, Triton Distribution Systems, Inc., together with our Chinese subsidiary, Triton Distribution Systems (Beijing) and our Philippine subsidiary, Triton Distribution Systems Philippines Inc. are referred to in this Annual Report on Form 10-KSB as �Triton�, �Company,� �we,� �us� and �our.�

Overview

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

The following is a discussion of our accounting policies that are both most important to the portrayal of our financial condition and results, and that require management�s most difficult, subjective, or complex judgments.

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

 In accordance with SFAS No. 142, �Goodwill and Other Intangible Assets,� we evaluate our intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from our estimated future cash flows. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired and it is written down to the undiscounted cash flow value.  We have determined, at the acquisition date, the useful life of our currently held intellectual property was 10 years.  We amortize intellectual property using the straight-line method.

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

Related Parties

During the fiscal years ending December 31, 2006 and December 31, 2007, and the three month period ending March 31, 2008, we borrowed money from share holders and officers to meet operating cash flow, see �Note 9� of the financial statements.

 Plan of Operation

At December 31, 2007 our cash resources were insufficient to fund the Company�s current and expected operations.  Throughout the fourth quarter of 2007 and the first quarter of 2008 our concentration was centered on obtaining the necessary funding to meet our current obligations and expected additional 2008 needs.  In early 2008 we obtained additional short-term debt financing of approximately $1.1 million to meet our obligations and working capital needs through the first half of 2008.  Additionally, we have focused on reducing and reallocating our expenses to activities that are essential to distributing our products and services to our target markets.  To that end, we have reduced our workforce from 45 to 37; limited travel and related expenses; and entered into equity payment arrangements with several of our service providers.

As noted in our Part I, Item 1 � Description of Business, our initial emphasis was on Southeast Asia and China.  Our current plans consist of continued focus in China and Europe.  The lack of decentralization of the travel industry in these geographic areas remains attractive for the implementation and use of our electronic distribution system of travel inventory from airlines, travel agencies, cruise operators, and other travel related service providers.  Additionally, we are concentrating our efforts on the business to business (B2B) market which appears to be relatively �un-tapped� by our significant competitors.  Current estimates indicate 80% of global airline tickets and 70% of all travel is booked by service providers in our target markets.  Travel and Tourism Forecast World, as of May 2006, estimated the global travel distribution market at over $10 billion.

We believe our internet-based distribution platform and low-fee structure provides us certain advantages in penetrating our target markets since our main competitors� distribution systems generally operate on high-cost, legacy mainframe technology platforms.  This appears to be particularly true in less technologically advanced countries such as China.

We are building on our already strong Chinese infrastructure.  Our Red Dragon Express � is the only comprehensive travel solution where any agent can create a local Chinese itinerary, including international and domestic segments; construct passenger records; and clear payments, all on a seamless and low cost basis.  We also enjoy an association with the China International Travel Service (CITS), an important Chinese government supported entity and China�s largest and most influential tourist enterprise group.  CITS has a network of more than 1,400 agents and tour companies nationwide and has hosted more than 10 million international visitors to China.

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

We expect to continue to devote funding and personnel to research and product development as well as to the enhancement of existing product lines and the fulfillment of foreign joint ventures.  We plan to develop new �add-ons� and extension modules in response to client needs and requests.  Included in the our development pipeline are booking systems for private corporate executive jets and regional air flights, air cargo carriers, railroad travel, ferries, private clubs and bed and breakfast establishments.

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

Disclosure Controls and Procedures

Audit Committee. Our audit committee reports to the board regarding the appointment of our independent auditors, the scope and results of our annual audits, compliance with our accounting and financial policies and management�s procedures and policies relatively to the adequacy of our internal accounting controls.

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

On August 10, 2007 Terry Byers, Arthur Griggs, & Jeff Wheaton filed suit against the Company; GRSNetwork Inc., a California Corporation; Internet Travel Technologies, Inc, a California Corporation; and Gregory Lykiardopoulos, our CEO in Marin County California (Case No.  CV072075). The suit alleges causes of action for back wages, breach of contract and age discrimination. The Company denies the plaintiff�s claims and intends to vigorously defend against them if such complaint is properly served on the Company.

On or around November 1, 2007, a complaint was filed in Marin County Superior Court, Case No. CV07-5186, by Grace Terry, Georgia Schley, and Serena McCallum (�Plaintiffs�) against Gregory Lykiardopoulos (�Lykiardopoulos�), Internet Travel Technologies, Inc. (�ITT�), the Company, as well as numerous other entities and individuals (collectively, the �Defendants�).  The Plaintiffs allege that they made loans, collectively, in an amount of less than $200,000 to GRS Networks, Inc. (�GRS�) or possibly others in 2004 or 2005.  They allege that oral agreements were created enabling them to convert the funds they claim they loaned to GRS to equity or shares in ITT or TDS.  The Plaintiffs are all relatives of Walter Terry (allegedly his mother, sister, and domestic partner), who Plaintiffs allege acted as a �dual agent� representing them and the Defendants in connection with the purported loans. Based on these facts, the Plaintiffs assert causes of action for (1) breach of oral contract, (2) breach of the implied covenant of good faith and fair dealing, (3) intentional interference with contract, (4) intentional interference with prospective economic advantage, (5) breach of fiduciary duty, (6) fraud, and (7) violation of Corporations Code � 25401.

Defendants deny the existence of any such purported oral agreements, or that Terry was authorized to act as the Company�s agent in such capacity.  It is the Company�s contention that all the Plaintiffs� alleged claims are barred and were released under a settlement agreement and general releases entered into with Walter Terry in 2005.  Accordingly, the Defendants, including TDS, deny any liability to Plaintiffs and intend to vigorously defend in the case.  A demurrer and motion to strike the complaint filed on behalf of certain of the Defendants is currently pending, and the Court has ordered the parties to mediation, to be completed by June 30, 2008.

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

TRITON DISTRIBUTION SYSTEMS, INC.

July 8, 2008	By:	/s/ Gregory Lykiardopoulos
Gregory Lykiardopoulos
Chief Executive Officer