Form 10-Q
period 2008-06-30
Triton Distribution Systems, Inc.
filed 2008-08-14
CIK 1309541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

COMMISSION FILE NUMBER: 000-51046

TRITON DISTRIBUTION SYSTEMS, INC.
 (Name of small business issuer in its charter)

Colorado	84-1039067
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

One Harbor Drive, Suite 300, Sausalito, California 94965
(415) 339-4606
(Address and telephone number of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of: August 8, 2008.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, no par value per share	48,964,415 shares

TRITON DISTRIBUTION SYSTEMS, INC.
Index

		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited)	1

	Consolidated Statements of Operations for the three and six months ended June 30, 2008
	(unaudited) , the three and six months ended June 30, 2007 (unaudited) and from inception (January 10, 2006) to June 30, 2008 (unaudited)	2

	Consolidated Statement of Stockholders Equity from inception
	(January 10, 2006) to June 30, 2008 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 (unaudited), the six months ended June 30, 2007 (unaudited) and the period from inception (January 10, 2006) to June 30, 2008 (unaudited).	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis or Plan of Operations	18

Item 3.	Controls and Procedures	22

PART II.	OTHER INFORMATION	22

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$219,107	$8,382
Other current assets	142,897	143,823
Prepaid consulting	938,007	1,457,440
TOTAL CURRENT ASSETS	1,300,011	1,609,645

FURNITURE AND EQUIPMENT, net	289,748	364,203
WEBSITE DEVELOPMENT COSTS, net	4,104	7,388
INTELLECTUAL PROPERTY, net	178,894	190,820

TOTAL ASSETS	$1,772,757	$2,172,056

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Deferred income	$302	$1,470
Accounts payable	1,590,409	653,321
Accrued expenses	127,310	21,577
Accrued payroll	875,907	170,689
Accrued lease liability	17,195	20,978
Loan payable	3,339,380	1,540,131
Loan payable related party	2,536,759	1,175,836
TOTAL CURRENT LIABILITIES	8,487,262	3,584,002

STOCKHOLDERS' EQUITY
Preferred stock; no par value; 2,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock; no par value; 100,000,000 shares authorized;
48,564,415 and 47,999,566 shares issued and outstanding
as of June 30, 2008 and December 31, 2007, respectively	13,810,457	13,686,896
Additional paid-in capital	4,702,467	3,991,118
Deficit accumulated during the development stage	(25,188,047)	(19,077,248)
Accumulated balance of other comprehensive income	(39,382)	(12,712)

TOTAL STOCKHOLDERS' EQUITY	(6,714,505)	(1,411,946)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,772,757	$2,172,056

The accompanying notes are an integral part of these financial statements.

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Statements of Operations

					Inception
	3 Months	3 Months	6 Months	6 Months	(January 10,
	Ended	Ended	Ended	Ended	2006) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		(restated)		(restated)

NET SALES	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES:
Payroll and related benefits	1,044,375	2,958,650	2,407,945	4,298,510	11,429,076
Professional fees	512,400	580,653	878,668	1,305,154	5,332,884
Marketing and advertising	15,204	75,582	38,052	184,125	595,834
Other general and administrative expenses	297,647	403,597	594,099	724,705	3,797,216
TOTAL OPERATING EXPENSES	1,869,626	4,018,482	3,918,764	6,512,494	21,155,010
LOSS FROM OPERATIONS	(1,869,626)	(4,018,482)	(3,918,764)	(6,512,494)	(21,155,010)

OTHER INCOME (EXPENSE)
Interest income	10	3,495	18	20,492	67,805
Amortization of discount on note - related party	(740,586)	-	(1,481,172)	-	(2,892,521)
Interest expense	(224,911)	(27,569)	(399,932)	(27,569)	(708,873)
Finance expense	(92,181)	-	(310,949)	-	(499,448)
Loss on disposal of assets	-	-	-	(30,373)	-
TOTAL OTHER EXPENSE	(1,057,668)	(24,074)	(2,192,035)	(37,450)	(4,033,037)
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,927,294)	(4,042,556)	(6,110,799)	(6,549,944)	(25,188,047)

PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	(2,927,294)	(4,042,556)	(6,110,799)	(6,549,944)	(25,188,047)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustment	20,619	(2,381)	(26,670)	(19,166)	1,856
COMPREHENSIVE LOSS	$(2,906,675)	$(4,044,937)	$(6,137,469)	$(6,569,110)	$(25,186,191)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.06)	$(0.09)	$(0.13)	$(0.15)	$(0.57)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	48,194,969	45,015,435	48,119,258	45,252,312	43,933,407

The accompanying notes are an integral part of these financial statements.

Triton Distribution Systems, Inc. (a Development Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period from Inception (January 10, 2006) to June 30, 2008

				Deficit
				Accumulated
				During the	Accumulated
			Additional	Development	other	Total
	Common Stock		Paid-in	Stage	comprehensive	Shareholders
	Shares	Par Value	Capital	Restated	income	Equity (Deficit)
Balance at inception (January 10, 2006)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash and contribution of intellectual property in January 2006	35,821,198	338,625				338,625
Issuance of common stock in private placement for cash, net of $822,902 in commissions and expenses in July 2006	7,148,710	4,924,598				4,924,598
Issuance of common stock to placement agent for fees	598,029	-				-
Cancellation of investor shares in July 2006	(6,218,958)	-				-
Issuance of common stock in connection with transaction with Petramerica Oil, Inc. in July 2006	2,087,910	-				-
Repurchase of shares from Petramerica Oil, Inc. stockholders in July 2006	(400,000)	(400,000)				(400,000)
Issuance of shares to investor relation firms for services in 2006	2,238,824	1,800,000				1,800,000
Issuance of common stock in private placement for cash, net of $149,500 in commissions in September 2006	3,737,500	2,840,500				2,840,500
Fair value of employee stock compensation			139,979			139,979
Net loss				(6,552,079)		(6,552,079)
Balance at December 31, 2006	45,013,213	9,503,723	139,979	(6,552,079)	-	3,091,623

Issuance of shares to investor relations firm for services	1,100,000	2,271,156				2,271,156
Fair value of employee stock compensation	860,147	1,607,047				1,607,047
Cancellations of stock compensation	(260,147)	(554,113)				(554,113)
Fair value of employee stock options			897,663			897,663
Exercise of employee stock options	99,478	79,582				79,582
Exercise of warrants	186,875	149,501				149,501
Issuance of warrant for short term loan			2,884,381			2,884,381
Issuance of shares to consultants	1,000,000	630,000				630,000
Capital contribution			188,500			188,500
Cancellations and terminations			(119,405)			(119,405)
Net loss				(12,525,169)		(12,525,169)
Foreign currency translation gain (loss)					(12,712)	(12,712)
Balance at December 31, 2007	47,999,566	13,686,896	3,991,118	(19,077,248)	(12,712)	(1,411,946)

Fair value of employee stock options			480,086			480,086
Issuance of shares to legal counsel for AP legal fees	169,324	67,729				67,729
Issuance of shares to legal counsel for AP legal fees	395,525	55,832				55,832
Capital contribution			231,263			231,263
Net loss				(6,110,799)		(6,110,799)
Foreign currency translation loss					(26,670)	(26,670)
Balance at June 30, 2008 (unaudited)	48,564,415	13,810,457	4,702,467	(25,188,047)	(39,382)	(6,714,505)

The accompanying notes are an integral part of these financial statements.

Triton Distribution Systems, Inc. (a Development Stage Company)
Consolidated Statements of Cashflows

	For the Six	For the Six	Inception (January 10,
	Months Ended	Months Ended	2006) to
	June 30,	June 30,	June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:	(unaudited)	(unaudited)	(unaudited)
Net loss	$(6,110,799)	(6,549,944)	$(25,188,047)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of discount on note to related party	1,481,172	-	(16,861)
Depreciation and amortization expense	78,782	88,616	310,657
Amortization of prepaid consulting	525,000	948,209	6,126,426
Finance Fee	231,462	-	419,962
Stock compensation for consultants	-	-	630,000
Fair value of employee stock option expense	479,887	2,203,831	2,414,783
Changes in assets and liabilities
Other current assets	2,298	33,197	(141,395)
Loss on disposal of assets.	-	30,372	-
Deferred income	(1,169)	835	301
Accounts payable	1,082,511	(18,872)	1,735,832
Accrued expenses	758,314	31,718	950,580
Lease liability	(3,783)	4,437	17,195
Net cash used in operating activities	(1,476,325)	(3,227,601)	(12,740,567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	-	(36,837)	(536,060)
Disposal of furniture and equipment	-	-	-
Payment for website development costs	-	-	(19,700)
Net cash used in investing activities	-	(36,837)	(555,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	48,800	8,999,626
Payment of offering costs	-	-	(972,402)
Repurchase of shares of common stock	-	-	(400,000)
Proceeds from issuance of notes payable	1,670,000	2,000,000	5,395,000
Proceeds from issuance of notes payable - related party	9,000	-	2,479,867
Repayment on notes payable - related party	-	-	(1,981,867)
Net cash provided by financing activities	1,679,000	2,048,800	13,520,224

NET DECREASE IN CASH AND
EFFECT OF EXCHANGE RATES ON CASH	8,050	(19,166)	(4,790)
NET DECREASE IN CASH AND
CASH EQUIVALENTS	210,725	(1,234,804)	219,107

CASH AND CASH EQUIVALENTS
Beginning of period	8,382	1,944,287	-

End of period	$219,107	$709,483	$219,107

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$27,500	$111,248
Income taxes paid	$-	$800	$800
Contribution of intellectual property for common stock	$-	$	$238,525
Issuance of shares of common stock for consulting services	$-	$2,271,156	$4,138,885
Issuance of shares of common stock for compensation	$-	$171,156	$1,052,934
Cashless exercise of options	$-	$-	$30,782
Share Contribution by CEO	$231,263	$-	$806,370
Issuance of stock for legal fees	$123,561	$-	$123,561

The accompanying notes are an integral part of these financial statements.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Note 1 - Basis of presentation, organization and significant accounting policies

Basis of presentation

The unaudited consolidated financial statements have been prepared by Triton Distribution Systems, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the period ended December 31, 2007 included in the Company's Current Report on 10KSB filed with the Securities and Exchange Commission on April 17, 2008. The results for the six months ending June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

The Company is currently a development stage company as defined by  Statement of Financial Accounting Standards ("SFAS") No. 7 Accounting and Reporting by Development Stage Enterprises as it has not generated revenues since its inception.  The accompanying financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”)

Principles of consolidation

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
JUNE 30, 2008
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

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of June 30, 2008 the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or cash flows.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents.  From time to time we may exceed the FDIC $100,000 insurance limit. The deposits made in foreign banks are not insured which amounted to $4,471 as of June 30, 2008. The Company has not experienced any losses, nor do we anticipate incurring any losses related to this credit risk.

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
JUNE 30, 2008
(UNAUDITED)

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

The intangible assets as of June 30, 2008 and December 31, 2007, net of amortization, amounted to $182,998 and $198,208, respectively.

Impairment of long-lived assets

Per SFAS No. 144, long-lived assets are analyzed for impairment. The Company tests for impairment of long-lived assets at least annually or more often whenever there is an indication that the carrying amount of the asset may not be recovered. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

Management evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. As of June 30, 2008, the Company believes that there were no significant impairments of long-lived assets.

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
JUNE 30, 2008
(UNAUDITED)

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

Translation adjustments amounted to $39,382 and $12,712 as of June 30, 2008 and December 31, 2007, respectively.  Asset and liability accounts at June 30, 2008 were translated at 6.87 RMB to $1.00 USD as compared to 7.29 RMB at December 31, 2007.  Equity accounts were stated at their historical rate. The average translation rates applied to income statements accounts for the three months ended June 30, 2008 and 2007 were 7.07 RMB and 7.73 RMB, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are immaterial to the consolidated financial statements. Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

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
JUNE 30, 2008
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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the natureand financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008,and interim periods within those fiscal years. SFAS No. 141(R) will become effective for our fiscal year beginning January 1, 2009. The Company believes adopting SFAS No. 141R will significantly impact its financial statements for any business combination completed after December 31, 2008.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the year ending December 31, 2009, and the interim periods within that fiscal year. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated is US dollars will be required to be carried as a liability and marked to market each reporting period.

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements

Note 2 - Development stage company and going concern

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
JUNE 30, 2008
(UNAUDITED)

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

Note 3 - Furniture and equipment

The cost of furniture and equipment consisted of the following:

	June 30,	December 31,
	2008	2007

Computer equipment	$162,544	$162,360
Software	67,182	67,182
Office equipment	94,337	94,294
Furniture and fixtures	74,924	74,925
Tenant improvements	118,193	137,299
	517,180	536,060
Less accumulated depreciation	(227,432)	(171,857)
	$289,748	$364,203

Depreciation expense was $31,891, $54,750, $63,571, $84,499 and $235,428 for the three months ended June 30, 2008 and the three months ended June 30, 2007, for the six months ended June 30, 2008 and the six months ended June 30, 2007 and for the period from inception (January 10, 2006) to June 30, 2008, respectively.

Note 4 - Notes payables

On March 28, 2007 the Company entered into a Line of Credit Agreement with JMW Fund, LLC (“JMW”) to receive up to $1,000,000 for six months.  The Company paid a $10,000 commitment fee related to the Line of Credit.

On June 28, 2007 the Line of Credit became part of a $3,000,000 Convertible Senior Note Agreement (Loan) between the Company, JMW, San Gabriel Fund LLC, Underwood Family Partners LTD., and Battersea Capital Inc (Lenders).  The Loan began accruing interest at 1% per month on July 1, 2007 and matures on July 1, 2008, if not prepaid without penalty.    The Lenders, at their sole discretion, may convert the outstanding principal balance into shares of common stock at an exercise price of $3.00 per share including a cashless exercise option.  The accrued interest, at the time of conversion, may be paid in either cash or shares of common stock at the Company’s discretion.  The Company is currently in default on the convertible note.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

At June 30, 2008 the entire $3,000,000 of the Loan was outstanding.  The Company recorded $2,884,381 as discount on loan to account for value of the warrants.  The Company has reviewed the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and has determined that the warrants do not qualify for derivative accounting and accounted for the warrants under APB No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  The discount is being amortized over the life of the loan to interest expense. For the three and six months ended June 30, 2008 we amortized $740,586 and $1,481,172 of the discount to loan interest expense.

Under the terms of the loan agreement, the Company was required to register the warrants by December 31, 2007.  On May 20, 2008 the Company obtained consent from the warrant holders deferring the registration of the warrants, pending the outcome of its current financing activities.

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

From October and November 2007 we entered into short-term loan arrangements of $469,000 and $20,000 with our CFO and CEO, respectively.  The loans accrue interest at 12% and are due upon receipt of sufficient financing.

During the quarter ended June 30, 2008 the Company entered into several one month short-term loan arrangements with other investors totaling $1,670,000 with 12% interest (1.5% per month extra in event of default) expiring on dates between February 11, 2008 and August 17, 2008.  The Company did not repay the notes when due and is currently accruing interest at the default interest rate of 1.5% per month on the unpaid principal balance.

During the period ended June 30, 2008, we entered into short-term loan arrangements of $9,000 with our CFO, The loans accrue interest at 12% and are due upon receipt of sufficient financing.

The Company has not paid the above mentioned loans and accrued interest amounted to $564,682 as of June 30, 2008.

Note 6 - Stockholders' equity

On June 9, 2008, Richardson and Patel accepted 395,525 shares of stock as payment on account towards the balance due from January through April of 2008. The value of the payment was $55,832 using prices ranging from $0.13 to $0.17, less a 15% discount to market on the average closing date for the first five days of April  and May 2008.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

In addition 57,156 shares valued at $0.34, $0.40 less 15% discount to market  on January 16, 2008 were issued as payment toward a retainer used in the defense of  the Terry et all vs. Triton matter.  Total value of the payment was $29,592.

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
JUNE 30, 2008
(UNAUDITED)

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

Stock Options

In December of 2007, 1,235,537 options were approved by the board of directors for the grant of options to employees In January 2008, the Company issued 220,852 options were granted to new employees and for promotions at an exercise price of ..38. The price was determined on the day the last board member approved the grant January 7, 2008.  The grant notices were distributed to employees January 18, 2008. The shares vest over 2 years. The price was determined on the day the last board member approved the grant January 7, 2008.  The grant notices were distributed to employees January 18, 2008. The options expire in December 2017.  The Company valued these options using the Black Scholes model with the following factors: market price of $0.38; volatility of 223%; risk free rate of 4.75%; exercise price of $0.38; and an estimated life of 10 years.

The additional 361,780 shares were issued as a bonus to employees at an exercise price of $0.38, with a vesting period of over one year. This grant has not been distributed or communicated to the employees as of June 30, 2008. In addition, 548,904 shares were issued to managers at an exercise price of $0.38. This grant has also not been distributed or communicated to the employees the shares vest upon issuance.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Prior to July 14, 2006	Risk-free interest rate	4.50%
	Expected life of the options	9.00 years
	Expected volatility	22%
	Expected dividend yield	0

For options Granted	Risk-free interest rate	4.50%
December 01, 2006	Expected life of the options	8.78 years
	Expected volatility	86%
	Expected dividend yield	0

For options Granted	Risk-free interest rate	4.50%
March 02, 2007	Expected life of the options	10.00 years
	Expected volatility	121%
	Expected dividend yield	0

For options Granted	Risk-free interest rate	4.75%
June 11, 2007	Expected life of the options	10.00 years
	Expected volatility	164%
For options Granted	Risk-free interest rate	4.75%
September 11, 2007	Expected life of the options	3.00 years
	Expected volatility	171%
For options Granted	Risk-free interest rate	4.75%
January 18, 2008	Expected life of the options	9.87 years
	Expected volatility	223%
	Expected dividend yield	0

The following table illustrates our stock option activity from inception (January 10, 2006) through June 30, 2008.

Option Shares	Options	Weighted Ave.	Aggregate
	Outstanding	Exercise Price	Intrensic Value
Outstanding at January 10, 2006	-	$-	$-
Granted	3,333,177	$1.53	$0.84
Exercised	99,478	$0.80	$0.17
Forfeited and cancelled	1,661,557	$1.80	$1.02
Outstanding at June 30, 2008	1,572,142	$1.35	$0.72

As of June 30, 2008, 3,213,291 options have vested.

During the period ended June 30, 2008, the Company granted 324,852 options of which, 104,000 were forfeited or cancelled during the quarter. In addition, 487,617 options were forfeited during the quarter ended June 30, 2008 unrelated to the options above. The weighted average remaining contractual life of options outstanding is 8.87 years.  For all options granted, the exercise price was equal to the market price of the Company's stock at the date of grant. All the options expire in 2017.

The Company recognized $161,535, $480,086, $309,693, $560,506, and $2,414,982 in stock option-based compensation expense for the three months and six months ended June 30, 2008, three months and six months ended June 30, 2007 and for the period from inception (January 10, 2006) to June 30, 2008, respectively. The fair values of our stock options are estimated using the Black-Scholes option pricing model.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Warrants

From time to time the Company issues warrants to non employees in connection with the entry into various financing arrangements.  The following table private placement offerings and shares issued for other services as described above.  The following table is a summary of the warrant activity:

Below is a summary of the warrant activity:

Warrant Shares	Warrants	Weighted Ave.	Aggregate
	Outstanding	Exercise Price	Intrensic Value
Outstanding at January 10, 2006	1,614,742	$0.80
Granted	2,000,000	$2.90	$0.78
Exercised	186,875	$0.80
Forfeited and cancelled	-
Outstanding at June 30, 2008	3,427,867	$1.98	$0.78

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

The weighted average fair value of the warrants issued was $1.44 and $1.82 for the six months ended June 30, 2008 and the years ended December 31, 2007 and 2006, respectively.

The warrants issued during the year ended December 31, 2007 in the amount of $2,884,381 were initially recorded as a discount to notes payable.  The Company recognized $740,586, $1,481,172, and $2,867,549 of interest expense related to the amortization of the discount for the three months and six months ended June 30, 2008, and for the period from inception (January 10, 2006) to June 30, 2008, respectively  The value of the warrants issued in 2006 reflected a reduction in the net amount of proceeds received in the private placements noted above.

As of June 30, 2008, all of the warrants are vested. All warrants begin to expire in 2011.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Note 7 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	June 30, 2008	December 31, 2007
Deferred tax assets:
Federal net operating loss	$5,716,806	$4,276,973
State net operating loss	1,642,654	1,228,936
Equity compensation	2,653,861	2,071,383
Total deferred tax assets	10,013,321	7,577,292
Less valuation allowance	(10,013,321)	(7,577,292)
Total	$-	$-

At June 30, 2008, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $10,013,321. Federal NOLs could, if unused, expire in 2021. State NOLs, if unused, could expire in 2011.

The valuation allowance increased by $2,436,029, $6,062,622 and $10,013,321 the six months ended June 30, 2008, for the six months ended June 30, 2007 and for the period from inception (January 10, 2006) to June 30, 2008, respectively. The Company has provided a 100% valuation allowance on the deferred tax assets at June 30, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the period from inception (January 10, 2006) to June 30, 2008 is as follows:

Federal income tax rate	(34.0%)
State tax, net of federal benefit	(8.9%)
Equity compensation	15.6%
Non-deductible items	0.2%
Increase in valuation allowance	27.1%

Effective income tax rate	0.0%

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
JUNE 30, 2008
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

Leases

The Company leases office space in an office building in Sausalito, California, Beijing, China, and Amsterdam, the Netherlands under an operating lease agreements that expire from September 2008 through May 2010. The leases provide for current monthly lease payments ranging from  $1,000 to $26,173 which increase over the term of the lease..

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating
Leases
Period ending June 30,
2008	$395,444
2009	336,716
2010	200,137
2011	41,514
2012	-

The Company incurred rent expense of $129,440, $115,241, $278,802, $229,959 and $1,046,459 for the the three months ended June 30, 2008 and 2007, the six months ended June 30, 2008 and 2007 and for the period from inception (January 10, 2006) to June 30, 2008, respectively.

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

From October  we entered into short-term loan arrangements of $469,000 and $20,000 with our CEO and CFO, respectively for short term cash flow purpose.

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
JUNE 30, 2008
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

From January to June, 2008, Gregory Lykiardopoulos contributed 1, 779,000 shares of common stock to investors and lenders on behalf of the Company. There shares are valued at $231,263 which is recorded as finance expense and paid in capital for the Company.

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
JUNE 30, 2008
(UNAUDITED)

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

Note 11 - Subsequent events

From July to August 2008 the Company entered into several one month short-term loan arrangements with other investors totaling $575.000 with 12% interest (1.5% per month extra in event of default) expiring on dates between August 16, 2008 and October 6, 2008.  The Company did not repay the notes when due and is currently accruing interest at the default interest rate of 1.5% per month on the unpaid principal balance.

From July to August 2008 the Company received $120,000 in subscription notes via Scottsdale Capital.  The notes are convertible at $0.25 per share with 200% warrant coverage.  Interest is payable at 10% on a semi annual basis form the date of issuance.  Notes mature on June 30, 2011, unless previous converted.

Per note 6, the additional 361,780 shares granted in December of 2007 as a bonus to employees at an exercise price of .38, with a vesting period of over one year was distributed and communicated to employees on July, 2, 2008.

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

As of June 30, 2008 we have no internally developed intangible assets.

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

Adoption of new accounting policies

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of March 31, 2008 the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.
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

Debt issuances throughout the period ended June 30, 2008, all of which are short-term, has resulted in a working capital deficit of approximately $7.2 million at June 30, 2008.  As of June 30, 2008 we had approximately $5.9 million in loans that mature on or prior to October 9, 2008.  Of this amount, $3 million, plus accrued interest, may be converted to shares of Company common stock any time prior to its maturity on July 1, 2008 at the sole discretion of the loan holder. The remaining balances of our notes as of June 30, 2008 do not contain any conversion options. See Note 5 of our consolidated financial statements for a complete description of the terms of our loans payable at June 30, 2008.

For the period ended June 30, 2008 we received $123,561 from issuances of our common stock. $100,699 was applied towards account payable for legal fees and $22,862 was applied to prepaid legal expenses.  Throughout the period we issued an aggregate 564,849 shares of our common stock for compensation to our legal counsel.  We recognized approximately $480,086 in stock based compensation for options issued to our employees.  The value of the amount issued to third party service providers was approximately $272,500 which is being recognized over the remaining lives of the corresponding service contracts. See Note 6 of our consolidated financial statements for a complete description of our stock issuances during the period ended June 30, 2008.

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

Results of Operations

Revenue

We have not generated any revenue since our inception on January 10, 2006.  We have made significant progress in the development of our technology and have entered into a series of distribution agreements as of June 30, 2008.  Based on these agreements and improvements we have made to our technology our objective is to emerge from the development stage during fiscal year 2008.

Operating Expenses

Our operating expenses from inception to June 30, 2008 were $21,155,010 which consisted of payroll and related benefits of $11,429,076, professional fees of $5,332,881, marketing and advertising of $595,834 and other general and administrative expenses of $3,797,216.

Interest expense from inception to June 30, 2008 was $483,960 which consisted of interest accrued on the notes payable to related parties and interest income for the same period was $67,796.

Related Parties

During the fiscal years ending December 31, 2006 and December 31, 2007, and the six month period ending June 30, 2008, we borrowed money from share holders and officers to meet operating cash flow, see “Note 9” of the financial statements.

Plan of Operation

At December 31, 2007 our cash resources were insufficient to fund the Company’s current and expected operations.  Throughout the fourth quarter of 2007 and the first six months of 2008 our concentration was centered on obtaining the necessary funding to meet our current obligations and expected additional 2008 needs.  For the period ended June 30, 2008, we obtained additional short-term debt financing of approximately $1.7 million to meet our obligations and working capital needs through the first half of 2008.  Additionally, we have focused on reducing and reallocating our expenses to activities that are essential to distributing our products and services to our target markets.  To that end, we have reduced our workforce from 45 to 29; limited travel and related expenses; and entered into equity payment arrangements with several of our service providers.

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

Employees

Our employee head count was 29  as of June 30, 2008.

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

TRITON DISTRIBUTION SYSTEMS, INC.

August 14, 2008	By:	/s/ Gregory Lykiardopolous
Gregory Lykiardopolous Chief Executive Officer