Form 10-Q/A
period 2008-03-31
Triton Distribution Systems, Inc.
filed 2008-08-15
CIK 1309541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-Q/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [   ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of: June 13, 2008

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, no par value	48,568,890 shares

TRITON DISTRIBUTION SYSTEMS, INC.
Index

		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007 (audited)	1

	Consolidated Statements of Operations for the three months ended March 31, 2008 (unaudited) , the three months ended March 31, 2007 (unaudited) and from inception (January 10, 2006) to March 31, 2008 (unaudited)	2

	Consolidated Statement of Stockholders Equity from inception (January 10, 2006) to March 31, 2008 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 (unaudited), the three months ended March 31, 2007 (unaudited) and the period from inception(January 10, 2006) to March 31, 2008 (unaudited).	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis or Plan of Operations	22

Item 3.	Controls and Procedures	26

PART II.	OTHER INFORMATION PART II	27

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

SIGNATURES		29

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,203	$8,382
Other current assets	153,798	143,823
Prepaid consulting	1,200,400	1,457,440
TOTAL CURRENT ASSETS	1,379,401	1,609,645

FURNITURE AND EQUIPMENT, net	321,856	364,203
WEBSITE DEVELOPMENT COSTS, net	5,746	7,388
INTELLECTUAL PROPERTY, net	184,857	190,820

TOTAL ASSETS	$1,891,860	$2,172,056

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Deferred income	$766	$1,470
Accounts payable	980,040	653,321
Accrued expenses	101,911	21,577
Accrued payroll	404,559	170,689
Accrued lease liability	17,598	20,978
Loan payable related party	2,037,035	1,540,131
Loan payable	2,372,518	1,175,836
TOTAL CURRENT LIABILITIES	5,914,427	3,584,002

STOCKHOLDERS' EQUITY
Preferred stock; no par value; 2,000,000 shares
authorized; 0 shares issued and outstanding
Common stock; no par value; 100,000,000 shares authorized;
48,568,890 and 47,999,566 shares issued and outstanding
as of March 31, 2008 and December 31, 2007, respectively	13,754,624	13,686,896
Additional paid-in capital	4,502,322	3,991,118
Deficit accumulated during the development stage	(22,260,750)	(19,077,248)
Accumulated balance of other comprehensive income	(18,763)	(12,712)

TOTAL STOCKHOLDERS' EQUITY	(4,022,567)	(1,411,946)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,891,860	$2,172,056

The accompanying notes are an integral part of these financial statements.

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Statements of Operations

	3 Months	3 Months	Inception (January 10,
	Ended	Ended	2006) to
	March 31,	March 31,	March 31,
	2008	2007	2008
	(unaudited)	(unaudited) (restated)	(unaudited)

NET SALES	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
Payroll and related benefits	1,363,570	1,339,860	10,394,700
Professional fees	366,268	726,787	4,810,483
Marketing and advertising	22,848	108,543	580,630
Other general and administrative expenses	296,452	357,267	3,499,571

TOTAL OPERATING EXPENSES	2,049,138	2,532,457	19,285,384

LOSS FROM OPERATIONS	(2,049,138)	(2,532,457)	(19,285,384)

OTHER INCOME (EXPENSE)
Interest income	8	16,997	67,795
Amortization of discount on note – related party	(740,586)	-	(2,151,934)
Interest expense	(175,020)	-	(483,959)
Finance expense	(218,768)	-	(407,268)

TOTAL OTHER INCOME (EXPENSE)	(1,134,366)	16,997	(2,975,366)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,183,504)	(2,515,460)	(22,260,750)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	(3,183,504)	(2,515,460)	(22,260,750)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustment	(6,051)	(16,785)	(18,763)

COMPREHENSIVE LOSS	$(3,177,453)	$(2,532,245)	$(22,279,513)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.07)	$(0.06)	$(0.51)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	48,403,548	39,531,230	43,455,229

The accompanying notes are an integral part of these financial statements.

Triton Distribution Systems, Inc. (a Development Stage Company)
Consolidated Statement of Stockholders' Equity
 For the Period from Inception (January 10, 2006) to March 31,2008

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development Stage	Accumulated other comprehensive	Total Shareholders
	Shares	Par Value	Capital	Restated	income	Equity (Deficit)
Balance at inception (January 10, 2006)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash and contribution of intellectual property in January 2006	35,821,198	338,625				338,625
Issuance of common stock in private placement for cash, net of $822,902 in commissions and expenses in July 2006	7,148,710	4,924,598				4,924,598
Issuance of common stock to placement agent for fees	598,029	-				-
Cancellation of investor shares in July 2006	(6,218,958)	-				-
Issuance of common stock in connection with transaction with Petramerica Oil, Inc. in July 2006	2,087,910	-				-
Repurchase of shares from Petramerica Oil, Inc. stockholders in July 2006	(400,000)	(400,000)				(400,000)
Issuance of shares to investor relation firms for services in 2006	2,238,824	1,800,000				1,800,000
Issuance of common stock in private placement for cash, net of $149,500 in commissions in September 2006	3,737,500	2,840,500				2,840,500
Fair value of employee stock compensation			139,979			139,979
Net loss				(6,552,079)		(6,552,079)
Balance at December 31, 2006	45,013,213	9,503,723	139,979	(6,552,079)	-	3,091,623

Issuance of shares to investor relations firm for services	1,100,000	2,271,156				2,271,156
Fair value of employee stock compensation	860,147	1,607,047				1,607,047
Cancellations of stock compensation	(260,147)	(554,113)				(554,113)
Fair value of employee stock options			897,663			897,663
Exercise of employee stock options	99,478	79,582				79,582
Exercise of warrants	186,875	149,501				149,501
Issuance of warrant for short term loan			2,884,381			2,884,381
Issuance of shares to consultants	1,000,000	630,000				630,000
Capital contribution			188,500			188,500
Cancellations and terminations			(119,405)			(119,405)
Net loss				(12,525,169)		(12,525,169)
Foreign currency translation gain (loss)					(12,712)	(12,712)
Balance at December 31, 2007	47,999,566	13,686,896	3,991,118	(19,077,248)	(12,712)	(1,411,946)

Fair value of employee stock options			318,552			318,552
Issuance of shares for legal fees	169,324	67,728				67,728
Capital contribution			192,652			192,652
Net loss				(3,183,502)		(3,183,502)
Foreign currency translation gain (loss)					(6,051)	(6,051)
Balance at March 31 2008	48,168,890	13,754,624	4,502,322	(22,260,750)	(18,763)	(4,022,567)

The accompanying notes are an integral part of these financial statements.

Triton Distribution Systems, Inc.
(a Development Stage Company)
Consolidated Statement of Cash Flows

	For the Three	For the Three	Inception (January 10,
	Months Ended	Months Ended	2006) to
	March 31	March 31	March 31
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:	(unaudited)	(unaudited) (restated)	(unaudited)
Net loss	$(3,183,504)	$(2,515,460)	$(22,260,750)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of discount on note to related party	740,586	-	(757,447)
Depreciation and amortization expense	39,287	37,354	264,594
Amortization of prepaid consulting	324,770	527,099	5,933,017
Finance fee	193,304	-	381,804
Stock compensation for consultants	-	27,174	630,000
Fair value of employee stock options expense	318,552	287,090	2,253,448
Changes in assets and liabilities	-	-	-
Other current assets	(9,975)	44,092	(153,798)
Loss on disposal of assets.	-	30,373	-
Deferred income	(704)	686	766
Accounts payable	326,719	(80,979)	979,786
Accrued expenses	314,204	28,352	506,470
Lease liability	(3,380)	2,678	17,598
Net cash used in operating activities	(940,141)	(1,611,541)	(12,204,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	-	(19,826)	(536,060)
Disposal of furniture and equipment	-	-	-
Payment for website development costs	-	-	(19,700)
Net cash used in investing activities	-	(19,826)	(555,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	8,999,626
Payment of offering costs	-	-	(972,402)
Repurchase of shares of common stock	-	-	(400,000)
Proceeds from issuance of notes payable	950,000	-	4,675,000
- related party	3,000	-	2,473,867
Repayment on notes payable - related party	-	-	(1,981,867)
Net cash provided by financing activities	953,000	-	12,794,224

EFFECT OF EXCHANGE RATES ON CASH	3,962	(16,786)	(8,749)
NET DECREASE IN CASH AND CASH EQUIVALENTS	16,821	(1,648,153)	25,203
CASH AND CASH EQUIVALENTS,
Beginning of period	8,382	1,944,287	-
End of period	$25,203	$296,134	$25,203

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$111,248
Income taxes paid	$-	$-	$-

Contribution of intellectual property for common stock	$-	$238,525	$238,525
Issuance of stock for consulting services	$-	$2,271,156	$5,179,579
Issuance of 600,000 shares of common stock for compensation	$-	$-	$1,052,934
Cashless exercise of options	$-	$-	$30,782
Share Contribution by CEO	$192,522	$-	$381,803
Issuance of stock for 2007 Account Payable and Legal Retainer 169,324	$-	$-	$67,730

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

The accompanying consolidated financial statements include the accounts of Triton Distribution Systems, Inc. (formerly Petramerica Oil, Inc.), a Colorado corporation and its wholly owned subsidiaries; Triton Distribution Systems Philippines, Inc. (“Triton Philippines”), a corporation organized under the laws of the Philippines; and Triton Distribution Systems Beijing (“Triton Beijing”), a Chinese Corporation. All inter-company accounts and transactions have been eliminated in consolidation. Triton Distribution Systems Philippines Inc. was formed in May 2006 with an office in Manila, Philippines.  In August 2007, as a consequence of these internal issues with Philippine Airlines, we ceased our operations in the Philippines until these issues are resolved.  In September 2007, we dissolved our Philippine subsidiary. Triton Distribution Systems (Beijing) was formed in November 2006. Since November 2006, operations have been primarily involved sales and marketing activities.

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

During the initial discovery phase of our project at Philippine Airlines we encountered certain internal issues that put the project in jeopardy. As a consequence in order to conserve resources, we ceased our operations in the Philippines and provided Philippines Airlines an opportunity to resolve their internal issues.  In August of 2007 the Company ceased operations in the Philippines and as a result its legal entity will be dissolved.

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

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(UNAUDITED)

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents.  From time to time we may exceed the FDIC $100,000 insurance limit. The deposits made in foreign banks are not insured which amounted to $1,202 as of March 31, 2008. The Company has not experienced any losses, nor do we anticipate incurring any losses related to this credit risk.

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

The intangible assets as of March 31, 2008 and December 31, 2007, net of amortization, amounted to $190,603 and $198,208, respectively.

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

Management evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. As of March 31, 2008, the Company believes that there were no significant impairments of long-lived assets.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(UNAUDITED)

In order to simplify its business process, the Company provides electronic travel distribution services through its travel distribution system. These services are provided for airlines, car rental companies, hotels, tour and cruise operators, and other travel sellers to travel agencies and their clients: (1) the Company charges a fee for reservations booked through its distribution system; (2) revenue is recognized at the time the transactions are processed; (3) however, if a transaction is subsequently canceled, the transaction fee or fees must be credited or refunded; (4) therefore, revenue is recorded net of an estimated amount reserved to account for cancellations which may occur in future months;  (5) this reserve is calculated based on industry historical cancellation rates and will be based on the Company's own cancellation rates once a sufficient history of cancellations is established; and  (6) in estimating the amount of future cancellations that will require a transaction fee to be refunded, the Company assumes that a significant percentage of cancellations are followed by an immediate re-booking of the transaction, without a net loss of revenue.

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

Translation adjustments amounted to $6,051 and $16,785 as of March 31, 2008 and March 31, 2007, respectively.  Asset and liability accounts at March 31, 2008 were translated at 7.00 RMB to $1.00 USD as compared to 7.30 RMB at December 31, 2007.  Equity accounts were stated at their historical rate. The average translation rates applied to income statements accounts for the three months ended March 31, 2008 and 2007 were 7.15 RMB and 7.76 RMB, respectively.

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

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has not generated revenues, has incurred significant operating losses to date and has a negative cash flow from operations, which raises substantial doubt about its ability to continue as a going concern.

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

Depreciation expense was $31,680, $29,751, and $231,338 for the three months ended March 31, 2008 and the three months ended March 31, 2007, and for the period from inception (January 10, 2006) to March 31, 2008, respectively.

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

At March 31, 2008 the entire $3,000,000 of the Loan was outstanding.  The Company recorded $2,884,381 as discount on loan to account for value of the warrants. The Company has reviewed the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and has determined that the warrants do not qualify for derivative accounting and accounted for the warrants under APB No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The discount is being amortized over the life of the loan to interest expense. For the three months ended March 31, 2008 we amortized $740,586 of the discount to loan interest expense.

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

In January, 2008 we entered into short-term loan arrangements of $3,000 with our CFO. The loans accrue interest at 12% and are due upon receipt of sufficient financing.

The Company has not paid the above mentioned loans and accrued total interest amounted to $38,512 as of March 31, 2008.

Our notes payable, net of unamortized discounts, of $757,447 at March 31, 2008 are due prior to December 31, 2008 and classified as current.

Note 5 - Stockholders' equity

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

Stock Options

In December 2007, 1,235,537 options were approved by the board of directors for the grant of options to employees. In January 2008, 220,852 options were granted to new employees and for promotions at an exercise price of $0.38. The price was determined on the day the last board member approved the grant January 7, 2008.  The grant notices were distributed to employees January 18, 2008. The shares vest over 2 years. The price was determined on the day the last board member approved the grant January 7, 2008.  The grant notices were distributed to employees January 18, 2008. The options expire in December 2017.  The Company valued these options using the Black Scholes model with the following factors: market price of $0.38; volatility of 223%; risk free rate of 4.75%; exercise price of $0.38; and an estimated life of 10 years.

The additional 361,780 shares were issued as a bonus to employees at an exercise price of $0.38, with a vesting period of over one year. This grant has not been distributed or communicated to the employees as of March 31, 2008. In addition, 548,904 shares were issued to managers at an exercise price of $0.38. This grant has also not been distributed or communicated to the employees the shares vest upon issuance.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(UNAUDITED)

Prior to July 14, 2006	Risk-free interest rate	4.50%
	Expected life of the options	9.00 years
	Expected volatility	22%
	Expected dividend yield	0

For options Granted	Risk-free interest rate	4.50%
December 01, 2006	Expected life of the options	8.78 years
	Expected volatility	86%
	Expected dividend yield	0

For options Granted	Risk-free interest rate	4.50%
March 02, 2007	Expected life of the options	10.00 years
	Expected volatility	121%
	Expected dividend yield	0

For options Granted	Risk-free interest rate	4.75%
June 11, 2007	Expected life of the options	10.00 years
	Expected volatility	164%

For options Granted	Risk-free interest rate	4.75%
September 11, 2007	Expected life of the options	3.00 years
	Expected volatility	171%
	Expected dividend yield	0

For options Granted	Risk-free interest rate	4.75%
January, 18 2008	Expected life of the options	9.87 years
	Expected volatility	223%
	Expected dividend yield	0

The following table illustrates our stock option activity from inception (January 10, 2006) through March 31, 2008.

	Options	Weighted Ave.	Aggregate
Option Shares	Outstanding	Exercise Price	Intrensic Value
Outstanding at January 10, 2006	-	$-	$-
Granted	3,333,177	$1.53	$0.85
Exercised	99,478	$.80	$0.17
Forfeited and cancelled	1,173,940	$1.89	$0.94
Outstanding at March 31, 2008	2,059,759	$1.48	$0.83

As of March 31 2008, 2,584, 797 outstanding options have vested.

324,852 options were granted in the quarter ended March 31, 2008, of which, 104,000 were forfeited or cancelled during the quarter. The weighted average remaining contractual life of options outstanding is 9.12 years.

As of March 31, 2008, there was $395,043 of total unrecognized compensation cost related to non-vested options granted under the plan. That cost is expected to be recognized over the 3 year life of the options.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(UNAUDITED)

The Company recognized $318,552 $417,966 and $2,253,447 in stock option-based compensation expense for the three months ended March 31, 2008, for the period from inception (January 10, 2006) to March 31, 2007 and for the period from inception (January 10, 2006) to March 31, 2008, respectively. The fair value of our stock options are estimated using the Black-Scholes option pricing model.

Warrants

From time to time the Company issues warrants to non employees in connection with the entry into various financing arrangements.  The following table private placement offerings and shares issued for other services as described above.  The following table is a summary of the warrant activity:

Below is a summary of the warrant activity:

Warrants	Warrants Outstanding	Weighted Ave. Exercise Price	Aggregate Intrinsic Value

Outstanding at January 10,2006	1,614,742	$0.80
Granted	2,000,000	$2.90	$0.78
Exercised	186,875	$0.80
Forfeited and cancelled	-
Outstanding at March 31,2008	3,427,867	$1.98	$0.78

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

The warrants issued during the year ended December 31, 2007 in the amount of $2,884,381 were initially recorded as a discount to notes payable.  The Company recognized $740,586 of interest expense related to the amortization of the discount in the period ended March 31, 2008.  The value of the warrants issued in 2006 reflected a reduction in the net amount of proceeds received in the private placements noted above.

As of March 31, 2008, all of the warrants are vested. All warrants begin to expire in 2011.

Note 6 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	March 31, 2008	December 31, 2007
Deferred tax assets:
Federal net operating loss	$4,962,487	$4,276,973
State net operating loss	1,415,390	1,228,936
Equity compensation	2,505,547	2,171,383
Total deferred tax assets	8,846,662	7,677,292
Less valuation allowance	(8,846,662)	(7,677,292)
Total	$-	$-

At March 31, 2008, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $4,962,487 and $1,415,390, respectively. Federal NOLs could, if unused, expire in 2021. State NOLs, if unused, could expire in 2011.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(UNAUDITED)

The valuation allowance increased by $1,169,370, $1,053,247and $8,846,662 the three months ended March 31, 2008, for the three months ended March 31, 2007 and for the period from inception (January 10, 2006) to March 31, 2008, respectively. The Company has provided a 100% valuation allowance on the deferred tax assets at March 31, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

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

Note 7 - Commitments and contingencies

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(UNAUDITED)

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating
Leases
Period ending March 31,
2008	395,444
2009	336,716
2010	200,137
2011	41,514
2012	-

The Company incurred rent expense of $150,178, $117,348 and $917,835 for the three months ended March 31, 2008, for the three months ended March 31, 2007 and for the period from inception (January 10, 2006) to March 31, 2008, respectively.

Note 8 - Related parties

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

From October 2007 to June 2008, the Company entered into short-term loan arrangements of $478,000 and $20,000 with our CFO and CEO, respectively for short term cash flow purpose.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(UNAUDITED)

From January to March, 2008, Gregory Lykiardopoulos contributed 1,350,000 shares of common stock to investors and lenders on behalf of the Company. There shares are valued at $192,000.   which is recorded as finance expense and paid in capital for the Company

Note 9 – Restatement of prior quarter financial statements

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

Note 10 - Subsequent events

From April to June 2008 the Company entered into several one month short-term loan arrangements with other investors totaling $720,000 with 12% interest (1.5% per month extra in event of default) expiring on dates between May 15 and August 1, 2008. The Company did not repay the notes when due and is currently accruing interest at the default interest rate of 1.5% per month on the unpaid principal balance.

In June, 2008 we entered into a short-term loan arrangement of $6,000 with our CFO. The loan accrues interest at 12% and is due upon receipt of sufficient financing.

On May 28, 2008, we set aside 2,000,000 shares of stock from the 2006 Equity Incentive Plan for payments towards qualified legal fees incurred in 2008.

From April to June 2008, Gregory Lykiardopoulos contributed 429,000 shares of common stock to investors and lenders on behalf of the Company. These shares are valued at $38,610, which is recorded as finance expense and paid in capital for the Company.

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

Debt issuances throughout the period ended March 31, 2008, all of which are short-term, has resulted in a working capital deficit of approximately $4.5 million at March 31, 2008.  As of March 31, 2008 we had approximately $5.2 million in loans that mature on or prior to July 1, 2008.  Of this amount, $3 million, plus accrued interest, may be converted to shares of Company common stock any time prior to its maturity on July 1, 2008 at the sole discretion of the loan holder. The remaining balances of our notes as of March 31, 2008 do not contain any conversion options. See Note 4 of our consolidated financial statements for a complete description of the terms of our loans payable at March 31, 2008.

For the period ended March 31, 2008 we received $67,730 from issuances of our common stock $44,867 was applied towards account payable for legal fees and $22,863 was applied to prepaid legal expenses.  Throughout the period we issued an aggregate 169,324 shares of our common stock for compensation to our legal counsel.  We recognized approximately $195,248 in stock based compensation for options issued to our employees.  The value of the amount issued to third party service providers was approximately $272,500 which is being recognized over the remaining lives of the corresponding service contracts. See Note 6 of our consolidated financial statements for a complete description of our stock issuances during the period ended March 31,2008.

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

Operating Expenses

Our operating expenses from inception to March 31, 2008 were $19,285,385 which consisted of payroll and related benefits of $10,394,700, professional fees of $ 4,810,483, marketing and advertising of $580,630 and other general and administrative expenses of $3,499,571.

Interest expense from inception to March 31, 2008 was $2,635,893 which consisted of interest accrued on the notes payable to related parties and interest income for the same period was $67,795.

Related Parties

During the fiscal years ending December 31, 2006 and December 31, 2007, and the three month period ending March 31, 2008, we borrowed money from share holders and officers to meet operating cash flow, see “Note 9” of the financial statements.

Plan of Operation

At December 31, 2007 our cash resources were insufficient to fund the Company’s current and expected operations.  Throughout the fourth quarter of 2007 and the first quarter of 2008 our concentration was centered on obtaining the necessary funding to meet our current obligations and expected additional 2008 needs.  In early 2008 we obtained additional short-term debt financing of $953,000 to meet our obligations and working capital needs through the first half of 2008.  Additionally, we have focused on reducing and reallocating our expenses to activities that are essential to distributing our products and services to our target markets.  To that end, we have reduced our workforce from 45 to 37; limited travel and related expenses; and entered into equity payment arrangements with several of our service providers.

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

We expect to continue to devote funding and personnel to research and product development as well as to the enhancement of existing product lines and the fulfillment of foreign joint ventures.  We plan to develop new “add-ons” and extension modules in response to client needs and requests.  Included in our development pipeline are booking systems for private corporate executive jets and regional air flights, air cargo carriers, railroad travel, ferries, private clubs and bed and breakfast establishments.

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

As of the date of this amended quarterly report, our audit committee consists of Adrie Reinders and Jay McCann..

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

TRITON DISTRIBUTION SYSTEMS, INC.

August 15, 2008	By:	/s/ Gregory Lykiardopoulos
Gregory Lykiardopoulos
Chief Executive Officer