Form 10-K/A
period 2007-12-31
Triton Distribution Systems, Inc.
filed 2008-09-29
CIK 1309541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR
☐   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  _________  TO _________.

Commission File Number 000-51046

TRITON DISTRIBUTION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1039067
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

One Harbor Drive, Suite 300 Sausalito, California	94965
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 339-4606

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes ☑  No ☐

Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☑

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-KSB/A to amend Item 8A. Controls and Procedures of our Form 10-KSB originally filed on March 16, 2008 to include additional disclosure as requested by the SEC. No revisions have been made to our financial statements or any other disclosure contained in our Form 10-KSB originally filed on March 16, 2008.

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

ITEM 1A - RISK FACTORS

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

ITEM 6 - SELECTED FINANCIAL DATA

Not required.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

ITEM 8 - FINANCIAL STATEMENTS

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

NONE.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  From this evaluation, our management concluded that our system of internal control over financial reporting was ineffective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC to provide only management’s report in this annual report.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

ITEM 11.                      EXECUTIVE COMPENSATION

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.  EXHIBITS

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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on September 29 , 2008.

Signature	Title

/s/ Gregory Lykiardopoulos	Chairman and Chief Executive Officer
Gregory Lykiardopoulos	(Principal Executive Officer)

/s/ Michael W. Overby	Chief Financial Officer
Michael W. Overby	(Principal Accounting Officer)

/s/ Adrie Reinders	Director
Adrie Reinders

/s/ Joseph McCann	Director
Joseph McCann

/s/ Hideo Ito	Director
Hideo Ito