Form 10-Q
period 2008-09-30
Triton Distribution Systems, Inc.
filed 2008-11-14
CIK 1309541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of: November 10, 2008.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, no par value per share	48,964,415 shares

TRITON DISTRIBUTION SYSTEMS, INC.
Index

		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)	1

	Consolidated Statements of Operations for the three and nine months ended September 30, 2008 (unaudited) , the three and nine months ended September 30, 2007 (unaudited) and from inception (January 10, 2006) to September 30, 2008 (unaudited)	2

	Consolidated Statement of Stockholders Equity from inception (January 10, 2006) to September 30, 2008 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 (unaudited), the nine months ended September 30, 2007 (unaudited) and the period from inception (January 10, 2006) to September 30, 2008 (unaudited).	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis or Plan of Operations	23

Item 3.	Controls and Procedures	27

PART II.	OTHER INFORMATION	28

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

SIGNATURES		30

TRITON DISTRIBUTION SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

ASSETS
	September 30, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$21,047	$8,382
Other current assets	182,731	143,823
Prepaid consulting	675,521	1,457,440
TOTAL CURRENT ASSETS	879,299	1,609,645

DEPOSIT FOR ACQUISITION	250,000	-
FURNITURE AND EQUIPMENT, net	280,200	364,203
WEBSITE DEVELOPMENT COSTS, net	2,463	7,388
INTELLECTUAL PROPERTY, net	172,931	190,820
TOTAL ASSETS	$1,584,893	$2,172,056

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Deferred Income	$25	$1,470
Accounts payable	1,593,362	653,321
Accrued expenses	114,481	21,577
Accrued payroll	1,019,821	170,689
Accrued lease liability	16,120	20,978
Loan Payable	3,590,000	2,465,967
Loan Payable Related Party	3,543,000	250,000
TOTAL CURRENT LIABILITIES	9,876,809	3,584,002

CONVERTIBLE PROMISSORY NOTES, net of debt discount of $116,000 and $0 as of September 30, 2008 and December 31, 2007 respectively	4,000	-

TOTAL LIABILITIES	$9,880,809	$3,584,002

STOCKHOLDERS' EQUITY
Preferred stock; no par value; 2,000,000 shares authorized; 0 shares issued and outstanding
Common stock; no par value; 100,000,000 shares authorized; 48,928,036 and 47,999,566 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	$13,869,056	$13,686,896
Additional paid-in capital	5,316,016	3,991,118
Deficit accumulated during the development stage	(27,451,371)	(19,077,248)
Accumulated balance of other comprehensive income	(29,617)	(12,712)
TOTAL STOCKHOLDERS' EQUITY	(8,295,916)	(1,411,946)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,584,893	$2,172,056

The accompanying notes are an integral part of these financial statements.

TRITON DISTRIBUTION SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

					Inception
	Three months ended September 30,		Nine months ended September 30,		(January 10, 2006) to
	2008	2007	2008	2007	September 30, 2008
		(restated)		(restated)
NET SALES	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES:
Payroll and related benefits	886,783	1,293,788	3,294,728	5,592,299	12,315,859
Professional fees	405,681	436,915	1,284,348	1,744,355	5,738,565
Marketing and advertising	2,230	42,307	40,282	226,432	598,064
Other general and administrative expenses	158,951	353,452	753,050	1,078,157	3,956,167

TOTAL OPERATING EXPENSES	1,453,645	2,126,462	5,372,408	8,641,243	22,608,655

LOSS FROM OPERATIONS	(1,453,645)	(2,126,462)	(5,372,408)	(8,641,243)	(22,608,655)

OTHER INCOME (EXPENSE)
Interest income	12	3,743	31	24,235	67,817
Note Amort Interest expense	(4,000)	-	(4,000)	-	(4,000)
Note Amort Interest expense – related party	(16,862)	(662,623)	(1,498,034)	(662,623)	(2,909,383)
Interest Expense	(70,845)	(92,833)	(452,446)	(120,402)	(761,386)
Interest Expense - related party	(191,188)	-	(209,518)	-	(209,518)
Finance expense	(526,891)	-	(837,748)	-	(1,026,339)
Loss on disposal of assets	-	-	-	(30,373)	-

TOTAL OTHER INCOME (EXPENSE)	(809,774)	(751,713)	(3,001,715)	(789,163)	(4,842,809)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,263,419)	(2,878,175)	(8,374,123)	(9,430,406)	(27,451,464)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	(2,263,419)	(2,878,175)	(8,374,123)	(9,430,406)	(27,451,464)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustment	9,765	22,038	(16,905)	2,872	11,621

COMPREHENSIVE LOSS	$(2,253,654)	$(2,856,137)	$(8,391,028)	$(9,427,534)	$(27,439,843)

NET LOSS PER SHARE:					-
BASIC AND DILUTED	$(0.05)	$(0.06)	$(0.17)	$(0.20)	$(0.62)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	48,643,463	47,094,678	48,295,269	46,099,579	44,369,347

The accompanying notes are an integral part of these financial statements.

TRITON DISTRIBUTION SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (JANUARY 10, 2006) TO SEPTEMBER 30, 2008

				Deficit
				Accumulated
				During the	Accumulated	Total
			Additional	Development	Other	Shareholders
	Common Stock		Paid-in	Stage	Comprehensive	Equity
	Shares	Par Value	Capital	Restated	Income	(Deficit)

Balance at inception (January 10, 2006)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash and contribution of intellectual property in January 2006	35,821,198	338,625				338,625
Issuance of common stock in private placement for cash, net of $822,902 in commissions and expenses in July 2006	7,148,710	4,924,598				4,924,598
Issuance of common stock to placement agent for fees	598,029	-				-
Cancellation of investor shares in July 2006	(6,218,958)	-				-
Issuance of common stock in connection with transaction with Petramerica Oil, Inc. in July 2006	2,087,910	-				-
Repurchase of shares from Petramerica Oil, Inc. stockholders in July 2006	(400,000)	(400,000)				(400,000)
Issuance of shares to investor relation firms for services in 2006	2,238,824	1,800,000				1,800,000
Issuance of common stock in private placement for cash, net of $149,500 in commissions in September 2006	3,737,500	2,840,500				2,840,500
Fair value of employee stock compensation			139,979			139,979
Net loss				(6,552,079)		(6,552,079)
Balance at December 31, 2006	45,013,213	9,503,723	139,979	(6,552,079)	-	3,091,623

Issuance of shares to investor relation firms for services	1,100,000	2,271,156				2,271,156
Issuance of warrant for short term loan			2,884,381			2,884,381
Fair value of employee stock compensation	860,147	1,607,047				1,607,047
Fair value of employee stock options			760,246			760,246
Exercise of employee stock options	99,478	79,582				79,582
Exercise of warrants	186,875	149,501				149,501
Net loss				(9,430,406)		(9,430,406)
Foreign currency translation gain (loss)					2,872	2,872
Balance at September 30, 2007, unaudited
	47,259,713	13,611,009	3,784,606	(15,982,485)	2,872	1,416,002

Cancellations of stock compensation	(260,147)	(554,113)				(554,113)
Fair value of employee stock options			137,417			137,417
Issuance of shares to consultants	1,000,000	630,000				630,000
Capital contribution			188,500			188,500
Cancellations and terminations			(119,405)			(119,405)
Net loss				(3,094,763)		(3,094,763)
Foreign currency translation gain (loss)					(15,584)	(15,584)
Balance at December 31, 2007	47,999,566	13,686,896	3,991,118	(19,077,248)	(12,712)	(1,411,946)

Fair value of employee stock options			661,436			661,436
Issuance of Shares to Legal Counsel	928,470	182,160				182,160
Warrants attached to convertible notes			63,901			63,901
Beneficial conversion feature on notes			56,099			56,099
Capital contribution			543,462			543,462
Net loss				(8,374,123)		(8,374,123)
Foreign currency translation gain (loss)					(16,905)	(16,905)
Balance at September 30, 2008, unaudited	48,928,036	$13,869,056	$5,316,016	$(27,451,371)	$(29,617)	$(8,295,916)

The accompanying notes are an integral part of these financial statements.

TRITON DISTRIBUTION SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months	For the Nine Months	Inception (January 10,
	Ended	Ended	2006) to
	September 30,	September 30,	September 30,
	2008	2007	2008
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,374,123)	$(9,430,406)	$(27,451,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on note	1,502,033	662,623	3,999
Depreciation and amortization expense	106,817	137,935	332,124
Loss on disposal of leasehold improvements	-	30,373	-
Amortization of prepaid consulting	787,500	1,284,991	6,388,926
Finance Fees	543,462	-	731,962
Stock compensation for consultants	-	-	630,000
Fair value of employee stock options	661,436	2,367,293	2,596,332
Changes in assets and liabilities
Prepaid insurance	-	29,577	(31,328)
Other current assets	(38,908)	(83,034)	(151,402)
Deferred income	(1,445)	1,190	25
Accounts payable	1,095,212	19,116	1,748,279
Accrued expenses	92,904	44,100	285,170
Accrued interest - related party	-	5,069	-
Accrued payroll	849,132	-	870,110
Lease Liability	(4,858)	4,982	(4,858)
Net cash used in operating activities	(2,780,838)	(4,926,191)	(14,052,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit for acquisition	(250,000)	-	(250,000)
Purchase of furniture and equipment	-	(159,165)	(541,949)
Payment for web development costs	-	-	(19,700)
Net cash used in investing activities	(250,000)	(159,165)	(811,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	229,083	8,999,626
Payment of offering costs	-	-	(972,402)
Funds transferred to China	-	-	-
Repurchase of shares of common stock	-	-	(400,000)
Proceeds from issuance of notes payable	3,040,000	-	6,765,000
Proceeds from issuance of convertible note	120,000	-	120,000
Proceeds from issuance of notes payable - related parties	44,000	3,000,000	2,514,867
Repayment on notes payable	(15,000)	-	(15,000)
Repayment on notes payable - related parties	(150,000)	-	(2,131,867)

Net cash provided by financing activities	3,039,000	3,229,083	14,880,224

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,503	2,872	4,503
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,665	(1,853,401)	21,047
CASH AND CASH EQUIVALENTS,			-
Beginning of period	8,382	1,944,287	8,382
CASH AND CASH EQUIVALENTS,			-
End of period	$21,047	$90,886	$29,429

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$187,367	$62,833	$298,615
Income taxes paid	$-	$-	$800

NON CASH ITEMS:
Contribution of intellectual property for common stock	$238,525	$238,525	$477,050
Issuance of shares of common stock for consulting services	$-	$2,438,923	$4,138,885
Issuance of shares of common stock for compensation	$-	$-	$1,052,934
Cashless exercise of options	$30,782	$-	$61,564
Share Contribution by CEO	$543,462	$-	$1,349,832
Issuance of stock for legal fees	$182,160	$-	$305,721

The accompanying notes are an integral part of these financial statements.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Note 1 - Basis of presentation, organization and significant accounting policies

Basis of presentation

The unaudited consolidated financial statements have been prepared by Triton Distribution Systems, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the period ended December 31, 2007 included in the Company's Current Report on 10KSB filed with the Securities and Exchange Commission on April 17, 2008. The results for the nine months ending September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

During the initial discovery phase of our project at Philippine Airlines we encountered certain internal issues that have put the project in jeopardy. As a consequence in order to conserve resources, the Company has ceased the operations in the Philippines until such time as Philippines Airlines can resolve their internal issues.  In August of 2007 the Company ceased operation in the Philippines and as a result its legal entity has dissolved.

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

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

As of September 30, 2008 the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents.  From time to time we may exceed the FDIC $100,000 insurance limit. The deposits made in foreign banks are not insured which amounted to $13,985 as of September 30, 2008. The Company has not experienced any losses, nor do we anticipate incurring any losses related to this credit risk.

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

The intangible assets as of September 30, 2008 and December 31, 2007, net of amortization, amounted to $175,394 and $198,208, respectively.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

Management evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. As of September 30, 2008, the Company believes that there were no significant impairments of long-lived assets.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Translation adjustments amounted to $29,617 and $12,712 as of September 30, 2008 and December 31, 2007, respectively.  Asset and liability accounts at September 30, 2008 were translated at 6.86 RMB to $1.00 USD as compared to 7.29 RMB at December 31, 2007.  Equity accounts were stated at their historical rate. The average translation rates applied to income statements accounts for the nine months ended September 30, 2008 and 2007 were 6.85 RMB and 7.55 RMB, respectively.

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

Stock based compensation

The Company accounts for stock option grants in accordance with SFAS No. 123(R), Share-Based Payment and the conclusions reached by EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable.  The Company records the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using a Black-Scholes option-pricing model. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award, if any, over the fair value of the original award.

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
SEPTEMBER 30, 2008
(UNAUDITED)

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and interim periods within those fiscal years. SFAS No. 141(R) will become effective for our fiscal year beginning January 1, 2009. The Company believes adopting SFAS No. 141R will significantly impact its financial statements for any business combination completed after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the year ending December 31, 2009, and the interim periods within that fiscal year. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities." SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008. The Company does not anticipate that the adoption of SFAS 161 will have a material impact on its consolidated results of operations or financial position.

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 will have a material impact on its consolidated results of operations or financial position.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company is currently evaluating the impact that adopting EITF 07-5 will have on its financial statements.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management does not expect the impact of adoption of EITF No. 08-4 on the accounting for the convertible notes and related warrants transactions will have a material effect on the consolidated financial statements..

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the quarter ended September 30, 2008.

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
SEPTEMBER 30, 2008
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

Management has been historically successful at raising capital to fund the Company’s short-term obligations and operating needs.  The Company’s plan to continue as going concern, for at least the next twelve months, includes: raising capital through a long-term debt financing arrangement; further equity issuances target acquisitions in China and Europe to provide future revenue stream; and an overall reduction in operating expenses by cutting employees and limiting travel and related expenses.  While the Company believes its plans ultimately will resolve the going concern issue, there is no assurance that the intended results will occur.

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

Note 3 - Furniture and equipment

The cost of furniture and equipment consisted of the following:

	September 30,	December 31,
	2008	2007

Computer equipment	$162,552	$162,360
Software	67,182	67,182
Office equipment	94,339	94,294
Furniture and fixtures	74,924	74,925
Tenant improvements	63,677	137,299
	462,674	536,060
Less accumulated depreciation	(182,474)	(171,857)
	$280,200	$364,203

Depreciation expense was $10,114, $29,681, $73,685, $63,571 and $262,376 for the three months ended September 30, 2008 and the three months ended September 30, 2007, for the nine months ended September 30, 2008 and the nine months ended September 30, 2007 and for the period from inception (January 10, 2006) to September 30, 2008, respectively.

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
SEPTEMBER 30, 2008
(UNAUDITED)

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

As of September 30, 2008, the entire $3,000,000 of the Loan was outstanding.  The Company recorded $2,884,381 as discount on loan to account for value of the warrants.  The Company has reviewed the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and has determined that the warrants do not qualify for derivative accounting and accounted for the warrants under APB No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  The discount is being amortized over the life of the loan to interest expense. For the three and nine months ended September 30, 2008 we amortized $16,861 and $1,481,172 of the discount to loan interest expense.

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

From January 2008 to June 2008, the Company entered into several short-term loan arrangements with other investors totaling $1,670,000 with 12% interest (1.5% per month in event of default) expiring on dates between February 09, 2008 and August 17, 2008.  The Company did not repay the notes when due and is currently accruing interest at the default interest rate of 1.5% per month on the unpaid principal balance.

During the three months ended September 30, 2008, the Company entered into several short-term loan arrangements with other investors totaling $1,570,000 with 12% to 18% interest expiring on dates between August 17, 2008 and February 7, 2009. As of September 30, 2008, notes totaling $920,000 are in default.

In July 2008 the Company received $120,000 in subscription notes through our agreement with Scottsdale Capital.  The notes are convertible at $0.25 per share with 200% warrant coverage.  Interest is payable at 10% on a semi-annual basis from the date of issuance.  Notes mature on June 30, 2011, unless previous converted. The Company is obligated to issue warrants to purchase 240,000 shares of the Company’s common stock for $0.50 per share. The warrants expire three years from the date of issuance. The value of the warrants of $75,250 was calculated using the Black-Scholes model using the following assumptions: discount rate of 3.2%; volatility of 400%; dividend yield of 0%; and expected term of 3 year. The value of the warrants is recorded as a discount to the notes payable in the financial statements.

In connection with the July subscription notes, the Company is obligated to issue a warrant to purchase 96,000 shares of the Company common stock for $0.50 per share. The warrants expire three years from the date of issuance. The value of the warrants of $30,100 issued to the placement agent is considered additional offering cost. The value of the warrants was calculated using the Black-Scholes model using the following assumptions: discount rate of 3.20%; volatility of 400%; dividend yield of 0%; and expected term of 3 year.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

The Company accounted for the secured convertible notes issued pursuant to the subscription agreement discussed in Note 9 under EITF 00-27, ‘‘Application of Issue 98-5 to Certain Convertible Instruments’’.   Based on EITF 00-27, the Company has determined that the convertible notes contained a beneficial conversion feature because at date of note issuance, the effective conversion price of the convertible notes was $0.13 when the average market value per share was $3.0.

The Company recorded a discount on the note related to the intrinsic value of the beneficial conversion feature totaling $63,901 and $56,099 for the fair value of the warrants issued. The discount on notes payable is amortized over the term of notes.

During the nine months ended September 30, 2008, the Company entered into short-term loan arrangements of $44,000 with our CFO, The loans accrue interest at 12% and are due upon receipt of sufficient financing.

The Company has not paid majority of the above mentioned loans and have accrued interest of $825,742 as of September 30, 2008.

Note 6 - Stockholders' equity

In July, Richardson and Patel accepted 363,621 shares of stock as payment on account towards the balance due from May through June of 2008. The value of the payment was $58,599 using prices ranging from $0.11 to $0.32, less a 15%-25% discount to market on the average closing date for the first five days of June and July 2008.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

On June 11, 2007 the Board of Directors approved the grant of a total of 149,868 restricted shares of common stock to Michael W. Overby, CFO. The shares were valued at $2.13 which was the closing price on June 11, 2007 for a total value of $319,219.

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

On March 2, 2007 the Board of Directors approved the grant of 450,132 restricted shares of common stock to Michael W. Overby, CFO, consistent with his offer letter. The shares were valued at $1.63 which was the closing price on March 2, 2007 for a total value of $733,715.

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

In July 2006, in connection with the private placement offering described above, the Company’s original investors agreed to cancel an aggregate of 6,218,958 of their shares of common stock upon the successful completion of selling at least $5,000,000 in the private placement.

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
SEPTEMBER 30, 2008
(UNAUDITED)

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

The additional 361,780 shares were issued as a bonus to employees at an exercise price of $0.38, with a vesting period of over one year, the grant distributed and communicated to employees on July, 2, 2008. In addition, 548,904 shares were issued to managers at an exercise price of $0.38. This grant has not been distributed or communicated to the managers, the shares vest upon issuance.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
The following table illustrates our stock option activity from inception (January 10, 2006) through September 30, 2008.

Option Shares	Options	Weighted Ave.	Aggregate
	Outstanding	Exercise Price	Intrensic Value

Outstanding at January 10, 2006	-	$-	$-
Granted	3,333,177	$1.47	$0.84
Exercised	99,478	$0.80	$0.17
Forfeited and cancelled	1,661,557	$1.80	$1.02
Outstanding at September 30, 2008	1,572,142	$1.35	$0.72

As of September 30, 2008, 3,411,455 options have vested.

During the period ended September 30, 2008, the Company issued 361,780 options of which, 163,616 were forfeited or cancelled during the quarter. In addition, 126,089 options were forfeited during the quarter ended June 30, 2008 unrelated to the options above. The weighted average remaining contractual life of options outstanding is 8.87 years.  For all options granted, the exercise price was equal to the market price of the Company's stock at the date of grant. All the options expire in 2017.

The Company recognized $183,569 $663,655, $638,492, $723,971, and $2,598,551 in stock option-based compensation expense for the three months and nine months ended September 30, 2008, three months and nine months ended September 30, 2007 and for the period from inception (January 10, 2006) to September 30, 2008, respectively. The fair values of our stock options are estimated using the Black-Scholes option pricing model.

Warrants

From time to time the Company issues warrants to non employees in connection with the entry into various financing arrangements.  The following table private placement offerings and shares issued for other services as described above.  The following table is a summary of the warrant activity:

Below is a summary of the warrant activity:

Warrant Shares	Warrants	Weighted Ave.	Aggregate
	Outstanding	Exercise Price	Intrensic Value

Outstanding at January 10, 2006	1,614,742	$0.80
Granted	2,000,000	$2.90	$0.78
Exercised	186,875	$0.80
Forfeited and cancelled	-
Outstanding at September 30, 2008	3,427,867	$1.98	$0.78

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

The weighted average fair value of the warrants issued was $1.44 and $1.82 for the nine months ended September 30, 2008 and the years ended December 31, 2007 and 2006, respectively.

The warrants issued during the year ended December 31, 2007 in the amount of $2,884,381 were initially recorded as a discount to notes payable.  The Company recognized $740,586, $1,481,172, and $2,867,549 of interest expense related to the amortization of the discount for the three months and nine months ended September 30, 2008, and for the period from inception (January 10, 2006) to September 30, 2008, respectively. The value of the warrants issued in 2006 reflected a reduction in the net amount of proceeds received in the private placements noted above.

As of September 30, 2008, all of the warrants are vested. All warrants begin to expire in 2011.

Note 7 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30, 2008	December 31, 2007
Deferred tax assets:
Federal net operating loss	$6,310,869	$4,276,973
State net operating loss	1,813,351	1,228,936
Equity compensation	2,803,657	2,071,383
Total deferred tax assets	10,927,877	7,577,292
Less valuation allowance	(10,927,877))	(7,577,292)
Total	$-	$-

At September 30, 2008, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $10,927,877. Federal NOLs could, if unused, expire in 2021. State NOLs, if unused, could expire in 2011.

The valuation allowance increased by $3,350,585, $3,749,602 and $10,927,877 the nine months ended September 30, 2008, for the nine months ended September 30, 2007 and for the period from inception (January 10, 2006) to September 30, 2008, respectively. The Company has provided a 100% valuation allowance on the deferred tax assets at September 30, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

The reconciliation of the effective income tax rate to the federal statutory rate for the period from inception (January 10, 2006) to September 30, 2008 is as follows:

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

Leases

The Company leases office space in an office building in Sausalito, California, Beijing, China, and Amsterdam, the Netherlands under an operating lease agreements that expire from September 2008 through May 2010. The leases provide for current monthly lease payments ranging from $1,000 to $26,173 which increase over the term of the lease.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating
Leases
Period ending September 30,
2008	$403,505
2009	336,716
2010	200,137
2011	41,514
2012	-

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

The Company incurred rent expense of $43,499, $107,089, $322,301, $340,019 and $1,089,958 for the three months ended September 30, 2008 and 2007, the nine months ended September 30, 2008 and 2007 and for the period from inception (January 10, 2006) to September 30, 2008, respectively.

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

From October 2007, the Company entered into short-term loan arrangements of $513,000 and $20,000 with the Company’s CFO and CEO, respectively for short term cash flow purpose. During the three months ended September 30, 2008 the Company has made a payment of $140,000 and $10,000 to the Company’s CFO and CEO respectively.

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

From January to September, 2008, Gregory Lykiardopoulos contributed 2,859,000 shares of common stock to investors and lenders on behalf of the Company. There shares are valued at $543,462 which is recorded as finance expense and paid in capital for the Company.

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
SEPTEMBER 30, 2008
(UNAUDITED)

Quarterly financial information for the three month periods ending March 31, 2007, June 30, 2007, and September 30, 2007 as restated, is presented below:

As Restated

Income Statement	3 Months Ended March 31, 2007	3 Months Ended June 30, 2007	6 Months Ended June 30, 2007	3 Months Ended September 30, 2007	9 Months Ended September 30, 2007

Operating expenses	$2,502,084	$4,020,411	$6,522,495	$2,126,462	$8,641,243
Operating loss	2,502,084	4,020,411	6,522,495	2,126,462	8,648,957
Net loss	2,509,674	4,042,557	6,552,231	2,878,175	9,430,406
Net loss per share	$0.06	$0.09	$0.14	$0.06	$0.20

Balance Sheet	As of March 31, 2007		As of June 30, 2007		As of September 30, 2007

Prepaid compensation (asset)	706,541		-
Prepaid expenses	13,790		1,004,179		39,850
Additional paid in capital	427,067		3,621,141		3,784,606
Note payable, net	-		77,079		778,242
Common stock	10,408,594		13,430,726		13,611,009

As Reported

Income Statement	3 Months Ended	3 Months Ended	6 Months Ended	3 Months Ended	9 Months Ended
	March 31, 2007	June 30, 2007	June 30, 2007	September 30, 2007	September 30, 2007

Operating expenses	$3,006,064	$3,186,766	$6,192,831	$2,126,463	$8,641,243
Operating loss	3,006,064	3,186,766	6,192,831	2,126,463	8,641,243
Net loss	3,013,655	3,208,910	6,222,565	2,719,663	9,271,893
Net loss per share	$0.07	$0.07	$0.14	$0.06	$0.20

Balance Sheet	As of March 31, 2007	As of June 30, 2007	As of September 30, 2007

Prepaid compensation (asset)	-	-	-
Prepaid expenses	13,790	42,719	39,850
Additional paid in capital	958,225	4,014,143	2,900,225
Note payable, net	-	-	1,504,110
Common stock	9,674,879	11,823,679	13,611,009

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
 Note 11 - Acquisition

In March 2008, the Company has entered into a non-binding letter of intent which has been amended in October 2008 to acquire a 100% ownership of a European Company that serves as the general sales agent for the German Railway System and has a network of over 25,000 travel agents in Germany, Switzerland, Austria, Russia, and Poland.  The approximate cost of this acquisition would be 7.5 million euro (approximately USD$11.06mil) .  Approximately $500,000 in cash is payable at closing with the remainder due payable over a five year period. We advanced $250,000 on August 15, 2008. Certain dates set forth in the non-binding letter of intent and the October 2008 Addendum for payments and closing of the transaction have elapsed. We are currently discussing revisions that are acceptable to both parties and anticipate formalizing them in a second addendum in the near future.

Note 11 - Subsequent events

The Company issued several short term notes payable totaling $350,000 between 10/15/08 to 11/11/08 with annual interest rates between 12% to 14%.

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

Overview

We are an emerging, next generation Web-based travel services and distribution company.  Our core business is the electronic distribution of travel inventory from airlines, car rental companies, hotels, tour and cruise operators, and other travel sellers to travel agencies and their clients on a global basis.

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

As of September 30, 2008 we have no internally developed intangible assets.

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

Debt issuances throughout the period ended September 30, 2008, all of which are short-term, resulted in a working capital deficit of approximately $8.4 million at September 30, 2008.  As of September 30, 2008 we had approximately $7.2 million in loans that mature on or prior to February 7, 2009.  Of this amount, $3 million, plus accrued interest, may be converted to shares of Company common stock any time prior to its maturity on September 30, 2009 at the sole discretion of the loan holder. The remaining balances of our notes as of September 30, 2008 do not contain any conversion options. The 120,000 convertible notes we obtained in July matured in 2011.See Note 5 of our consolidated financial statements for a complete description of the terms of our loans payable at September 30, 2008.

For the period ended September 30, 2008 we received $128,160 from issuances of our common stock which was applied towards account payable for legal fees. Throughout the period we issued an aggregate 928,470 shares of our common stock for compensation to our legal counsel.  We recognized approximately $661,436 in stock based compensation for options issued to our employees.  The value of the amount issued to third party service providers was approximately $272,500 which is being recognized over the remaining lives of the corresponding service contracts. See Note 6 of our consolidated financial statements for a complete description of our stock issuances during the period ended September 30, 2008.

Our current and historic liquidity concerns have resulted in our focus being near term based.  Our efforts are concentrated on developing revenue generating activities in geographical areas that appear most likely for success.  Initially, these areas appear to be Southeast Asia, China, and Europe.

Our current forecasts are that our 2008 operations will be insufficient to meet our current debt obligations, or our other working capital needs.  As a result, throughout 2008, we entered into additional short term loan arrangements to meet our on-going working capital needs.  We are actively pursuing longer term debt financing arrangements on terms that are more favorable to the Company. We obtained $120,000 convertible notes from Scottsdale, See Note 5. In addition to seeking the above debt financing, we are contemplating raising additional capital through equity issuances in 2008.  Any additional equity issuances will be dependent upon market conditions, achievement of certain milestones in our technology development, and identification of specific needs.

In the event we are unsuccessful in our capital raising efforts or generating revenue from our operations we will not continue as a going concern.

Results of Operations

Revenue

We have not generated any revenue since our inception on January 10, 2006.  We have made significant progress in the development of our technology and have entered into a series of distribution agreements as of September 30, 2008.  Based on these agreements and improvements we have made to our technology our objective is to emerge from the development stage during fiscal year 2008.

Operating Expenses

Our operating expenses from inception to September 30, 2008 were $22,638,854 which consisted of payroll and related benefits of $12,315,859, professional fees of $5,738,565, marketing and advertising of $598,064 and other general and administrative expenses of $3,986,366.

Interest expense from inception to September 30, 2008 was $3,884,287 which consisted of interest accrued on the notes payable to related parties and interest income for the period was $67,817.

Related Parties

During the fiscal years ending December 31, 2006 and December 31, 2007, and the nine month period ending September 30, 2008, we borrowed money from shareholders and officers to meet operating cash flow, see “Note 9” of the financial statements.

Plan of Operation

At December 31, 2007 our cash resources were insufficient to fund the Company’s current and expected operations.  Throughout the fourth quarter of 2007 and the first nine months of 2008 our concentration was centered on obtaining the necessary funding to meet our current obligations and expected additional 2008 needs.  For the period ended September 30, 2008, we obtained additional short-term debt financing of approximately $4.5 million to meet our obligations and working capital needs through the first three quarters of 2008.  Additionally, we have focused on reducing and reallocating our expenses to activities that are essential to distributing our products and services to our target markets.  To that end, we have reduced our workforce from 45 to 29; limited travel and related expenses; and entered into equity payment arrangements with several of our service providers.

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

We have entered into a non-binding letter of intent to acquire a 100% ownership of a European Company that serves as the general sales agent for the German Railway System and has a network of over 25,000 travel agents in Germany, Switzerland, Austria, Russia, and Poland.  The approximate cost of this acquisition would be $7.5 million.

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

Our plans, including the above potential acquisitions, are dependent upon our ability to obtain financing on terms that are not further detrimental to the Company.  If we are unable to obtain financing in 2008 we will likely become insolvent by the end of 2008.

Employees

Our employee head count was 29 as of September 30, 2008.

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

Defendants deny the existence of any such purported oral agreements, or that Terry was authorized to act as the Company’s agent in such capacity.  It is the Company’s contention that all the Plaintiffs’ alleged claims are barred and were released under a settlement agreement and general releases entered into with Walter Terry in 2005.  Accordingly, the Defendants, including TDS, deny any liability to Plaintiffs and intend to vigorously defend in the case.  A demurrer and motion to strike the complaint filed on behalf of certain of the Defendants is currently pending, and the Court has ordered the parties to mediation, to be completed by September 30, 2008.

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

TRITON DISTRIBUTION SYSTEMS, INC.

November 14, 2008	By:	/s/ Gregory Lykiardopolous
Gregory Lykiardopolous Chief Executive Officer