Form 10-Q/A
period 2008-09-30
Triton Distribution Systems, Inc.
filed 2008-11-14
CIK 1309541

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

TRITON DISTRIBUTION SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months	For the Nine Months	Inception (January 10,
	Ended	Ended	2006) to
	September 30,	September 30,	September 30,
	2008	2007	2008
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,374,123)	$(9,430,406)	$(27,451,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on note	1,502,033	662,623	3,999
Depreciation and amortization expense	106,817	137,935	332,124
Loss on disposal of leasehold improvements	-	30,373	-
Amortization of prepaid consulting	787,500	1,284,991	6,388,926
Finance fees	543,462	-	731,962
Stock compensation for consultants	-	-	630,000
Fair value of employee stock options	661,436	2,367,293	2,596,332
Changes in assets and liabilities
Prepaid insurance	-	29,577	(31,328)
Other current assets	(38,908)	(83,034)	(151,402)
Deferred income	(1,445)	1,190	25
Accounts payable	1,095,212	19,116	1,748,279
Accrued expenses	92,904	44,100	285,170
Accrued interest - related party	-	5,069	-
Accrued payroll	849,132	-	870,110
Lease liability	(4,858)	4,982	(4,858)
Net cash used in operating activities	(2,780,838)	(4,926,191)	(14,052,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit for acquisition	(250,000)	-	(250,000)
Purchase of furniture and equipment	-	(159,165)	(541,949)
Payment for web development costs	-	-	(19,700)
Net cash used in investing activities	(250,000)	(159,165)	(811,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	229,083	8,999,626
Payment of offering costs	-	-	(972,402)
Repurchase of shares of common stock	-	-	(400,000)
Proceeds from issuance of notes payable	3,040,000	-	6,765,000
Proceeds from issuance of convertible note	120,000	-	120,000
Proceeds from issuance of notes payable - related parties	44,000	3,000,000	2,514,867
Repayment on notes payable	(15,000)	-	(15,000)
Repayment on notes payable - related parties	(150,000)	-	(2,131,867)

Net cash provided by financing activities	3,039,000	3,229,083	14,880,224

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,503	2,872	4,503
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,665	(1,853,401)	21,047
CASH AND CASH EQUIVALENTS,
Beginning of period	8,382	1,944,287	8,382
CASH AND CASH EQUIVALENTS,
End of period	$21,047	$90,886	$29,429

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$187,367	$62,833	$298,615
Income taxes paid	$-	$-	$800

NON CASH ITEMS:
Contribution of intellectual property for common stock	$238,525	$238,525	$477,050
Issuance of shares of common stock for consulting services	$-	$2,438,923	$4,138,885
Issuance of shares of common stock for compensation	$-	$-	$1,052,934
Cashless exercise of options	$30,782	$-	$61,564
Share Contribution by CEO	$543,462	$-	$1,349,832
Issuance of stock for legal fees	$182,160	$-	$305,721

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

In December 2007 the Company entered into several one month short-term loan arrangements with other investors totaling $525,000 at December 31, 2007 with 12% interest (1.5% per month extra in event of default) expiring in January 2008.  The Company did not repay the notes when due and is currently accruing interest at the default rate of 1.5% per month on the unpaid principal balance .

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

Total loan payable outstanding as of September 30, 2008 and December 31, 2007 were $3,590,000 and $2,465,967, respectively.  Total related party loan outstanding as of September 30, 2008 and December 31, 2007 were $3,543,000 and $250,000, respectively.

The Company has not paid majority of the above mentioned loans and have accrued interest of $825,742 as of September 30, 2008.

Note 6 - Stockholders' equity

In July 2008 , Richardson and Patel accepted 363,621 shares of stock as payment on account towards the balance due from May through June of 2008. The value of the payment was $58,599 using prices ranging from $0.11 to $0.32, less a 15%-25% discount to market on the average closing date for the first five days of June and July 2008.

On June 9, 2008, Richardson and Patel accepted 395,525 shares of stock as payment on account towards the balance due from January through April of 2008. The value of the payment was $55,832 using prices ranging from $0.13 to $0.17, less a 15% discount to market on the average closing date for the first five days of April and May 2008.

On May 28, 2008, we set aside 2,000,000 common shares of stock from the 2006 Equity Incentive Plan for payments towards qualified legal fees incurred in 2008.

On January 17, 2008 Richardson and Patel accepted 112,168 shares of common stock as payment on account towards the balance due as of December 31, 2007.  The value of the payment was $38,137 prices at $0.34, $0.40 less a 15% discount to market on the closing date of January 16, 2008.

In addition 57,156 common shares valued at $0.34, $0.40 less 15% discount to market on January 16, 2008 were issued as payment toward a retainer used in the defense of  the Terry et all vs. Triton matter.  Total value of the payment was $29,592.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Stock Options

In December of 2007, 1,235,537 options and common shares were approved by the board of directors for the grant of options to employees In January 2008, the Company issued 220,852 options that were granted to new employees and for promotions at an exercise price of .38. The price was determined on the day the last board member approved the grant January 7, 2008.  The shares vest over 2 years. The price was determined on the day the last board member approved the grant January 7, 2008.  The grant notices were distributed to employees January 18, 2008. The options expire in December 2017.  The Company valued these options using the Black Scholes model with the following factors: market price of $0.38; volatility of 223%; risk free rate of 4.75%; exercise price of $0.38; and an estimated life of 10 years.

The additional 361,780 common shares were issued as a bonus to employees at an exercise price of $0.38, with a vesting period of over one year, the grant distributed and communicated to employees on July, 2, 2008. In addition, 548,904 common shares were issued to managers at an exercise price of $0.38. This grant has not been distributed or communicated to the managers, the common shares vest upon issuance.

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

The Company recognized $183,569 , $663,655, $638,492, $723,971, and $2,598,551 in stock option-based compensation expense for the three months and nine months ended September 30, 2008, three months and nine months ended September 30, 2007 and for the period from inception (January 10, 2006) to September 30, 2008, respectively. The fair values of our stock options are estimated using the Black-Scholes option pricing model.

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

TRITON DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
 Note 11 - Acquisition

In March 2008, the Company has entered into a non-binding letter of intent which has been amended in October 2008 to acquire a 100% ownership of a European Company that serves as the general sales agent for the German Railway System and has a network of over 25,000 travel agents in Germany, Switzerland, Austria, Russia, and Poland.  The approximate cost of this acquisition would be 7.5 million euro (approximately USD$11.06 million ) .  Approximately $500,000 in cash is payable at closing with the remainder due payable over a five year period. We advanced $250,000 on August 15, 2008. Certain dates set forth in the non-binding letter of intent and the October 2008 Addendum for payments and closing of the transaction have elapsed. We are currently discussing revisions that are acceptable to both parties and anticipate formalizing them in a second addendum in the near future.

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

As of  September 30 , 2008 the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

We have entered into a non-binding letter of intent to acquire a 100% ownership of a European Company that serves as the general sales agent for the German Railway System and has a network of over 25,000 travel agents in Germany, Switzerland, Austria, Russia, and Poland.  The approximate cost of this acquisition would be Euro $7.5 million .

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